Form 10-Q
period 1997-06-30
CHORUS COMMUNICATIONS GROUP LTD
filed 1997-08-14
CIK 1034668

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             Form 10-Q

      X    Quarterly Report Pursuant to Section 13 or 15 (d) of
                The Securities Exchange Act of 1934
           For the quarterly period ended June 30, 1997

                                or

          Transition Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934
          For the transition period from       to       .

               Commission file number     333-23435

                 CHORUS COMMUNICATIONS GROUP, LTD.
      (Exact Name of Registrant as Specified in its Charter)

       WISCONSIN                           39-1880843
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

1912 Parmenter Street, P.O. Box 620070, Middleton, Wisconsin    53562-0070
(Address of Principal Executive Offices)                       (Zip Code)

     Registrant's telephone number, including area code       (608)828-2000

                             No Change
    Former name or former address, if changed since last report

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.      Yes   _____      No   X

As of June 30, 1997, there were 2,684,303 shares of no par value
Common Stock outstanding.
PART 1
FINANCIAL INFORMATION
Item 1.  Financial Statements

CHORUS COMMUNICATIONS GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended      Six Months Ended
                                June 30,   June 30,     June 30,    June 30,
(Dollars in thousands,
except per share amounts)       1997       1996         1997        1996
Revenues and Sales
Local services                  $2,031     $1,499       $4,003      $2,956
Network access services          3,465      3,461        6,700       6,868
System sales and services        1,574      1,518        3,115       3,433
Other services and sales         1,926      1,423        3,546       2,728
     Total revenues and sales    8,996      7,901       17,364      15,985

Operating Costs and Expenses
Cost of services and sales       2,434      1,977        4,949       4,410
Selling, general
   and administrative            2,839      2,718        5,747       5,142
Depreciation                     1,168      1,064        2,333       2,114
     Total operating costs
          and expenses           6,441      5,759       13,029      11,666

Operating Income                 2,555      2,142        4,335       4,319

Interest expense                  (315)      (334)        (673)       (667)
Other income, net                   99         65          176          94
Income before income taxes and
     extraordinary item          2,339      1,873        3,838       3,746
Income taxes                       894        688        1,413       1,405
Income before extraordinary item 1,445      1,185        2,425       2,341
Extraordinary item                 -       (1,782)         -        (1,782)
Net Income (Loss)                1,445       (597)       2,425         559

Earnings (Loss) Per Common Share
Before extraordinary item         0.54       0.44         0.90        0.87
Extraordinary item                          (0.66)                   (0.66)
Net Income (Loss)                 0.54      (0.22)        0.90        0.21

Average common shares
outstanding (in thousands)       2,684      2,678        2,684       2,676

Dividends per share              $0.34      $0.20        $0.54       $0.39


The accompanying notes are an integral part of the financial statements.
(UNAUDITED)

CHORUS COMMUNICATIONS GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                          June 30,        December 31,
                                                1997            1996

ASSETS
Current Assets
Cash and cash equivalents                        1,831           1,902
Temporary investments                            3,300           3,200
Accounts receivable
   Due from customers                            2,995           2,699
   Other, principally connecting companies       2,413           1,977
Inventories
   Plant materials and supplies                    640             663
   Communication systems and parts                 924             899
Other                                              560             826
   Total current assets                         12,663          12,166
Property, Plant and Equipment, at cost
   Property, Plant and Equipment                64,290          62,547
   Accumulated depreciation                    (29,445)        (28,145)
   Total property, plant and equipment, net     34,845          34,402
Investments and Other Assets
   Cellular limited partnership interest         4,041           4,168
   Personal Communication Services (PCS) license 3,327             -
   Deferred charges and other assets             1,006             969
   Total investments and other assets            8,374           5,137
   Total assets                                 55,882          51,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt                  381             383
Short-term debt                                    279              -
Accounts payable                                 3,230           3,723
Other                                            1,415           1,151
   Total current liabilities                     5,305           5,257
Long-term debt, excluding current portion       18,504          15,477
Deferred income taxes                            3,240           3,332
Other liabilities                                1,269           1,154
   Total liabilities                            28,318          25,220

Commitments and contingencies (see notes)

Shareholders' Equity
Common stock - 25,000,000 shares authorized,
   2,684,303 shares issued at June 30, 1997     13,868          13,765
Retained earnings                               13,696          12,720
   Total shareholders' equity                   27,564          26,485

   Total liabilities and shareholders' equity   55,882          51,705

The accompanying notes are an integral part of the financial statements.
(UNAUDITED)

CHORUS COMMUNICATIONS GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW


                                                Six Months Ended
                                                June 30,           June 30,
(Dollars in thousands)                          1997               1996

OPERATIONS
Income before extraordinary item                 $2,425              $2,341
Adjustments to reconcile income before
   extraordinary item to net cash
   from operations:
        Depreciation                              2,333               2,114
        Deferred income taxes                       (92)                198
        Changes in current assets and
           current liabilities:
             Receivables - net                     (732)               (261)
             Inventories - net                       (2)                (35)
             Payables - net                        (493)               (978)
        Other - net                                 608                 582
             Net cash from operations             4,047               3,961

INVESTING
Capital expenditures                             (2,899)             (2,791)
Cellular investment                                 127                  -
PCS License                                        (729)                 -
Other - net                                          23                 124
             Net cash used in investing          (3,478)             (2,667)

FINANCING
Common stock issued                                 103                  84
Dividends paid                                   (1,449)             (1,034)
Long-term debt issued                               745                  -
Long-term debt repaid                              (318)               (560)
Increase (decrease) in short-term obligations,
     excluding current maturities                   279                 148
             Net cash used in financing            (640)             (1,362)
Decrease in cash and cash equivalents               (71)                (68)
Cash and  cash equivalents:
     Beginning of period                          1,902               1,220
     End of period                               $1,831              $1,152

Cash paid during the period for
     Interest                                       670                 648
     Income taxes                                 1,122                 844

The accompanying notes are an integral part of the financial statements.
(UNAUDITED)

                 CHORUS COMMUNICATIONS GROUP, LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1997

                             UNAUDITED


1.    CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect the merger of two companies accounted for as a pooling of interest (see Note 2). It is suggested that these financial statements be read in conjunction with the Mid-Plains, Inc. (Mid-Plains) and Pioneer Communications, Inc. (Pioneer) Joint Proxy Statement/Prospectus, dated March 17, 1997, and Mid-Plains' Form 10-Q as of and for the three months ended March 31, 1997.

In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the results for the interim periods.

2.   MERGER

Effective June 1, 1997, Mid-Plains and Pioneer have merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. (Chorus) (the "Mergers"). Pursuant to the Mergers, Mid-Plains shareholders received one (1) share of Chorus common stock for each share of Mid-Plains common stock; Pioneer shareholders received four (4) shares of Chorus common stock for each share of Pioneer common stock. The Mergers have been accounted for as a pooling-of-interests and, accordingly, historical financial data has been reported as if the companies have always been one.

Combined and separate results of Mid-Plains and Pioneer during the periods preceding the Mergers were as follows:

(Unaudited)                                 Total Revenues      Net
(In thousands)                              and Sales           Income
Three months ended March 31, 1997
(the most recent quarter prior to pooling)
Mid-Plains                                   6,796                697
Pioneer                                      1,572                283
Combined                                     8,368                980

Three months ended June 30, 1996

Mid-Plains                                   6,378               (883)
Pioneer                                      1,523                286
Combined                                     7,901               (597)

Six months ended June 30, 1996
Mid-Plains                                  12,988                  4
Pioneer                                      2,997                555
Combined                                    15,985                559

3.   BUSINESS

Chorus through its subsidiaries provides local telephone and other communication services and sales. In an order dated June 26, 1997, the Public Service Commission of Wisconsin (PSC) authorized two potential competitors of local telecommunications services to provide services within the territory served by Mid-Plains. Prior to this date, Mid-Plains had an exclusive franchise within its territory. Mid-Plains disagrees with the PSC's rationale in making its determination and has appealed the decision in the circuit court.

4.   COMMITMENTS AND CONTINGENCIES

PCS Wisconsin, LLC ("PCS-WI"), a 75% owned subsidiary of Chorus, holds an F-block license under which PCS-WI is required by the FCC to construct a broadband personal communications services system
(PCS) providing service to at least 25% of the population in the license area within five years of the grant of the license. The F-block license was granted on April 28, 1997. PCS-WI anticipates that construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years.

5.   SUPPLEMENTAL CASH FLOW DISCLOSURE

During the second quarter of 1997, Chorus incurred an additional
$2,598,000 in long-term debt related to the acquisition of the F-block PCS License.

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim reports. The implementation of SFAS 131 will not have an impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The implementation of SFAS 130 will not have an impact on the Company's financial position or results of operations.

In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards Board No. 128,
"Earnings Per Share" ("SFAS 128"). The implementation of SFAS 128 will not have a material impact in the Company's EPS calculation.


Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.

As discussed in Note 2 to the consolidated financial statements, effective June 1, 1997, Mid-Plains, Inc. (Mid-Plains) and Pioneer Communications, Inc. (Pioneer) merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. (Chorus). The mergers have been accounted for as a pooling of interests and accordingly, all historical data in this discussion and analysis are reported as though the companies have always been one.

RESULTS OF OPERATIONS

Consolidated net income increased $2,042,000 and $1,866,000 for the second quarter and first six months of 1997 as compared to the same periods in 1996, primarily due to an extraordinary charge in 1996 related to the discontinuance of regulatory accounting principles. Other factors influencing the results of operations are discussed below.

LOCAL SERVICE REVENUES

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 35% to $2,031,000 and 35% to $4,003,000 for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. The increase was principally due to Mid-Plains' implementation of its Alternative Regulation Plan on September 1, 1996, which had the effect of increasing local service revenues by $652,000 for the first six months of 1997. Additionally, Chorus experienced an 8% increase in the number of access lines from June of 1996 to June of 1997.

NETWORK ACCESS SERVICES

Interstate and intrastate network access service revenues are based on fees charged to interexchange carriers that use Chorus' local exchange network to provide long distance service to their customers.

Interstate network access service revenues increased 10.9% to $2,291,000 and 8.3% to $4,397,000 for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. These revenues increased largely due to higher demand for access services as evidenced by an increase in minutes of use of 8.0% for the six months of 1997, as compared to the same period in 1996.

Intrastate network access service revenues decreased 15.8% to $1,174,000 and 17.9% to $2,303,000 for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. The decrease was principally due to Mid-Plains' implementation of its Alternative Regulation Plan on September 1, 1996, which had the effect of decreasing intrastate access revenues by $238,000 and $480,000 for the second quarter and first six months of 1997, respectively.

SYSTEM SALES AND SERVICES

System sales and services revenues are generated from the sale and maintenance of integrated telecommunications systems primarily to commercial users. System sales and services increased $56,000 for the second quarter of 1997 while decreasing $318,000 for the first
six months of 1997, as compared to the same periods in 1996.   A
portion of the decline in revenues for the first six months of 1997 is due to a one time settlement of commission revenues of $179,000 recorded in June of 1996.

OTHER SERVICES AND SALES

Other services and sales primarily include revenues from long distance and internet services, directory publishing and advertising, and billing and collection services. Other services and sales increased 35% to $1,926,000 and 30% to $3,546,000 for the second quarter and first six months of 1997, as compared to the same periods in 1996. The increase was principally due to the retailing of intralata toll, which began in December of 1996.

COST OF SERVICES AND SALES

Cost of services and sales increased 23% to $2,434,000 and 12% to $4,949,000 for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. The increases were primarily due to charges related to the retail of intralata toll, as well as growth in internal operations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 4% to $2,839,000 and 12% to $5,747,000 for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. The increases were primarily due to costs of $327,000 associated with the mergers of Mid-Plains and Pioneer into subsidiaries of Chorus during the first six months of 1997, as well as growth in internal operations.

DEPRECIATION

The increase in depreciation expense of $104,000 and $219,000 for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996, was primarily due to additional plant investment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations of Chorus for the first six months of 1997 was $4,047,000. The net cash provided due to external financing and sale of stock during the same period was $1,127,000. Total construction expenditures for the first six months of 1997 was $2,899,000.

It is expected for 1997 that Chorus' capital requirements for its construction program, maturity and retirement of long-term debt, dividend payments and investment in PCS Wisconsin, LLC., will be provided for with cash flow from operations, the issuance of debt, and if necessary, equity financing.

At August 8, 1997, Chorus had available unused lines-of-credit of $6,817,000. Chorus has experienced no difficulty in obtaining funds for its construction program or other purposes. However, management is unable to predict the potential impact of competition on Chorus' future cash flow.

COMPETITION

The communications industry continues to undergo significant changes, including the breakdown of barriers of protection from competition at both the state and federal levels. As described in
Note 3 to the financial statements, the Public Service Commission of Wisconsin has authorized two competitors to provided services in Mid-Plains service territory. The company has appealed the decision in the circuit court.



                              Part II

                         OTHER INFORMATION

Item 1.  Legal Proceedings

On June 26, 1997, the Public Service Commission of Wisconsin issued a written order which had the effect of authorizing two potential competitors to provide local telecommunications services within the territory currently served by Mid-Plains, Inc., a subsidiary of Chorus. In addition, the Commission held that Mid-Plains had waived its rights under federal law to claim a rural telephone company exemption. Mid-Plains disagrees with the rationale and procedure used by the Commission in making its determination and as a result has filed a petition for judicial review in the Dane County, Wisconsin, Circuit Court. Mid-Plains is seeking a court order reversing the holding of the Commission or in the alternative returning the matter to the Commission for a hearing.

Item 4. Submission of Matters to a Vote of Security Holders Special meetings of the shareholders of Mid-Plains, Inc. and Pioneer Communications, Inc. were held on May 17, 1997 and May 16, 1997, respectively, to vote on the Agreement and Plan of Merger ("Plan of Merger") as provided in the Joint Proxy Statement/Prospectus which was part of the Registration Statement filed on Form S-4 by Chorus. The results of the vote were as follows:

                                   Mid-Plains          Pioneer
For                                1,519,947           123,596
Against                               37,230            18,433
Abstain                               12,250               845
Broker non-voters                    156,916                -


Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits

   (2) Agreement and Plan of Merger, dated December 31, 1996, by Mid-Plains, Inc. and Pioneer Communications, Inc.(Incorporated by reference to Form S-4, filed on February 24, 1997, File No. 333-23435)
   3(i) Articles of Incorporation (Incorporated by reference to Form S-4, filed on February 24, 1997, File No. 333-23435)
   3(ii) By-laws (Incorporated by reference to Form S-4, filed on
         February 24, 1997, File No. 333-23435)
   (27)  Financial Data Schedule


(b)  Reports on Form 8-K

   Chorus filed a current report on Form 8-K, dated June 9, 1997, under Item 2, "Acquisition or Disposition of Assets." Item 2 included copies of the Articles of Merger of Mid-Plains, Inc. and Pioneer Communications, Inc., which became wholly-owned subsidiaries of Chorus. No financial information was included with this report.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CHORUS COMMUNICATIONS GROUP, LTD.
                              (Registrant)

Date: August 14, 1997 /s/ Dean W. Voeks
                    Dean W. Voeks
                    Chief Executive Officer

Date: August 14, 1997 /s/ Howard G. Hopeman
                    Howard G. Hopeman
                    Executive Vice-President and Chief Financial
                    Officer