Form 10-Q
period 1997-09-30
CHORUS COMMUNICATIONS GROUP LTD
filed 1997-11-13
CIK 1034668

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             Form 10-Q

      X    Quarterly Report Pursuant to Section 13 or 15 (d) of
                The Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1997

                                or

          Transition Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934
          For the transition period from       to       .

               Commission file number     333-23435

                 CHORUS COMMUNICATIONS GROUP, LTD.
      (Exact Name of Registrant as Specified in its Charter)

    WISCONSIN                                 39-1880843
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation of Organization)

1912 Parmenter Street, P.O. Box 620070, Middleton, Wisconsin       53562-0070
(Address of Principal Executive Offices)                           (Zip Code)

     Registrant's telephone number, including area code       (608) 828-2000

                             No Change
     Former name or former address, if changed since last report

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.      Yes    X      No

As of September 30, 1997, there were 2,684,303 shares of no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

CHORUS COMMUNICATIONS GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME

                                     Three Months Ended    Nine Months Ended
                                     Sept. 30  Sept. 30    Sept. 30  Sept. 30
(Dollars in thousands,               1997      1996        1997      1996
except per share amounts)
Revenues and Sales
Local services                       $2,211    $1,654      $6,214    $4,610
Network access services               3,371     3,475      10,071    10,343
System sales and services             1,994     2,327       5,109     5,760
Other services and sales              2,014     1,354       5,560     4,082
     Total revenues and sales         9,590     8,810      26,954    24,795

Operating Costs and Expenses
Cost of services and sales            2,694     2,669       7,643     7,079
Selling, general                      2,886     2,613       8,633     7,755
   and administrative
Depreciation                          1,187     1,073       3,520     3,187
     Total operating costs            6,767     6,355      19,796    18,021
         and expenses
Operating Income                      2,823     2,455       7,158     6,774

Interest expense                       (328)     (345)     (1,001)   (1,012)
Other income (expense), net             114      (127)        290       (33)
Income before income taxes            2,609     1,983       6,447     5,729
   and extraordinary item
Income taxes                          1,070       701       2,483     2,106
Income before extraordinary item      1,539     1,282       3,964     3,623
Extraordinary item                      -          -           -     (1,782)
Net Income                           $1,539    $1,282      $3,964    $1,841

Earnings Per Common Share
Before extraordinary item             $0.57     $0.48       $1.48     $1.36
Extraordinary item                                                    (0.67)
Net Income                            $0.57     $0.48       $1.48     $0.69

Average common shares                 2,684     2,680       2,684     2,674
outstanding (in thousands)

Dividends per share                   $0.27     $0.20       $0.81     $0.59


The accompanying notes are an integral part of the financial statements.
(UNAUDITED)
/TABLE

CHORUS COMMUNICATIONS GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

                                                 September 30,    December 31,
(Dollars in thousands)                           1997             1996

ASSETS
Current Assets
Cash and cash equivalents                         $2,149           $1,902
Temporary investments                              3,500            3,200
Accounts receivable
     Due from customers                            3,214            2,699
     Other, principally connecting companies       2,386            1,977
Inventories
     Plant materials and supplies                    635              663
     Communication systems and parts                 947              899
Other                                                395              826
     Total current assets                         13,226           12,166
Property, Plant and Equipment, at cost
     Property, Plant and Equipment                64,160           62,547
     Accumulated depreciation                    (28,736)         (28,145)
     Total property, plant and equipment          35,424           34,402
Investments and Other Assets
     Cellular limited partnership interest         4,041            4,168
     Personal Communication Services (PCS) license 3,385               -
     Deferred charges and other assets             1,278              969
     Total investments and other assets            8,704            5,137
     Total assets                                $57,354          $51,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt                   $609             $383
Short-term debt                                      734               -
Accounts payable                                   3,414            3,723
Other                                              1,431            1,151
     Total current liabilities                     6,188            5,257
Long-term debt, excluding current portion         18,151           15,477
Deferred income taxes                              3,120            3,332
Other liabilities                                  1,517            1,154
     Total liabilities                            28,976           25,220

Commitments and contingencies (see notes)

Shareholders' Equity
Common stock - 25,000,000 shares authorized,
      2,684,303 shares issued
      at September 30, 1997                       13,868           13,765
Retained earnings                                 14,510           12,720
     Total shareholders' equity                   28,378           26,485

     Total liabilities and shareholders' equity  $57,354          $51,705

The accompanying notes are an integral part of the financial statements.
(UNAUDITED)
/TABLE

CHORUS COMMUNICATIONS GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW


                                               Nine Months Ended
                                               September 30,     September 30,
(Dollars in thousands)                         1997              1996

OPERATIONS
Income before extraordinary item               $3,964            $3,623
Adjustments to reconcile income before
     extraordinary item to net cash
     from operations:
        Depreciation                            3,520             3,187
        Deferred income taxes                    (212)              118
        Changes in current assets and
           current liabilities:
             Receivables - net                   (924)              (39)
             Inventories - net                    (20)               22
             Payables - net                      (309)             (989)
        Other - net                               765               672
             Net cash from operations           6,784             6,594

INVESTING
Capital expenditures                           (4,670)           (4,284)
Cellular investment                               127
PCS License                                      (787)
Temporary investments                            (300)           (1,000)
Other - net                                       128               518
             Net cash used in investing        (5,502)           (4,766)

FINANCING
Common stock issued                               103               177
Dividends paid                                 (2,174)           (1,568)
Long-term debt issued                             745
Long-term debt repaid                            (443)             (846)
Increase in short-term obligations                734             1,242
             Net cash used in financing        (1,035)             (995)
Increase in cash and cash equivalents             247               833
Cash and  cash equivalents:
     Beginning of period                        1,902             1,220
     End of period                             $2,149            $2,053

Cash paid during the period for
     Interest                                    $980              $984
     Income taxes                              $2,340            $1,381

The accompanying notes are an integral part of the financial statements.
(UNAUDITED)
/TABLE

                 CHORUS COMMUNICATIONS GROUP, LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997

                             UNAUDITED


1.    CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect the merger of two companies accounted for as a pooling of interest (see Note 2). It is suggested that these financial statements be read in conjunction with the Mid-Plains, Inc. ("Mid-Plains") and Pioneer Communications, Inc. ("Pioneer") Joint Proxy Statement/Prospectus, dated March 17, 1997, and Mid-Plains' Form 10-Q as of and for the three months ended March 31, 1997.

In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the results for the interim periods.

2.   MERGER

Effective June 1, 1997, Mid-Plains and Pioneer have merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. ("Chorus") (the "Mergers"). Pursuant to the Mergers, Mid-Plains shareholders received one (1) share of Chorus common stock for each share of Mid-Plains common stock; Pioneer shareholders received four (4) shares of Chorus common stock for each share of Pioneer common stock. The Mergers have been accounted for as a pooling-of-interests and, accordingly, historical financial data has been reported as if the companies have always been one.

Combined and separate results of Mid-Plains and Pioneer during the periods preceding the Mergers were as follows:

(Unaudited)                                  Total Revenues         Net
(In thousandS)                               and Sales              Income
Three months ended March 31, 1997
(the most recent quarter prior to pooling)
Mid-Plains                                    6,796                   697
Pioneer                                       1,572                   283
Combined                                      8,368                   980

Three months ended September 30, 1996
Mid-Plains                                    7,309                   954
Pioneer                                       1,501                   328
Combined                                      8,810                 1,282

Nine months ended September 30, 1996
Mid-Plains                                   20,297                   958
Pioneer                                       4,498                   883
Combined                                     24,795                 1,841

3.   BUSINESS

Chorus through its subsidiaries provides local telephone and other communication services and sales. In an order dated June 26, 1997, the Public Service Commission of Wisconsin ("PSC") authorized two potential competitors of local telecommunications services to provide services within the territory served by Mid-Plains. Prior to this date, Mid-Plains had an exclusive franchise within its territory. Mid-Plains disagrees with the PSC's rationale in making its determination and has appealed the decision in the circuit court. In the interim, Mid-Plains is required to proceed with interconnection and is currently involved in arbitration proceedings with one of the potential competitors.

4.   COMMITMENTS AND CONTINGENCIES

PCS Wisconsin, LLC ("PCS-WI"), a 75% owned subsidiary of Chorus, holds an F-block license under which PCS-WI is required by the FCC to construct a broadband personal communications services system ("PCS") providing service to at least 25% of the population in the license area within five years of the grant of the license. The F-block license was granted on April 28, 1997. PCS-WI anticipates that construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years.

5.   SUPPLEMENTAL CASH FLOW DISCLOSURE

During the second quarter of 1997, Chorus incurred an additional
$2,598,000 in long-term debt related to the acquisition of the F-block PCS License.

6.   SUBSEQUENT EVENTS

On October 31, 1997, Chorus Properties, LLC., a recently incorporated and wholly-owned subsidiary of Chorus, acquired a building for $4.4 million to be used as Chorus's corporate offices. Funding for this acquisition was provided by a $4 million mortgage loan from AnchorBank, S.S.B. and $400,000 in short-term borrowings. The $4 million loan is payable over 20 years with the interest fixed for the first five years at 7.75%.

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards Board No. 128,
"Earnings Per Share" ("SFAS 128"). The implementation of SFAS 128 will not have a material impact in the Company's EPS calculation.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The implementation of SFAS 130 will not have an impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim reports. The implementation of SFAS 131 will not have an impact on the Company's financial position or results of operations.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

As discussed in Note 2 to the consolidated financial statements, effective June 1, 1997, Mid-Plains, Inc. ("Mid-Plains") and Pioneer Communications, Inc. ("Pioneer") merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. ("Chorus"). The mergers have been accounted for as a pooling of interests and accordingly, all historical data in this discussion and analysis are reported as though the companies have always been one.

RESULTS OF OPERATIONS

Consolidated net income increased $257,000 and $2,123,000 for the third quarter and first nine months of 1997 as compared to the same periods in 1996. The increase in the first nine months was primarily due to an extraordinary charge in 1996 related to the discontinuance of regulatory accounting principles. Other factors influencing the results of operations for these two periods are discussed below.

LOCAL SERVICE REVENUES

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 34% to $2,211,000 and 35% to $6,214,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. The increase was principally due to Mid-Plains's implementation of its Alternative Regulation Plan on September 1, 1996, which had the effect of increasing local service revenues by $275,000 for the third quarter and $927,000 for the first nine months of 1997, respectively. Additionally, Chorus experienced a 10% increase in the number of access lines in service from September 1996 to September 1997.

NETWORK ACCESS SERVICES

Interstate and intrastate network access service revenues are based on fees charged to interexchange carriers that use Chorus's local network to provide long distance service to their customers. Interstate network access service revenues increased 3.5% to $2,221,000 and 6.6% to $6,618,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. These revenues increased largely due to higher demand for access services as evidenced by a 7.6% increase in minutes of use for the nine months of 1997, as compared to the same period in 1996, offset by slightly lower average access rates charged to the interexchange carriers.

Intrastate network access service revenues decreased 13.5% to $1,150,000 and 16.5% to $3,453,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. The decrease was principally due to Mid-Plains's implementation of its Alternative Regulation Plan on September 1, 1996, which had the effect of decreasing intrastate access revenues by $199,000 and $679,000 for the third quarter and first nine months of 1997, respectively.

SYSTEM SALES AND SERVICES

System sales and services revenues are generated from the sale and maintenance of integrated telecommunications systems primarily to commercial users. System sales and services decreased $333,000 and $651,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. A portion of the decline in revenues for the first nine months of 1997 is due to a one-time settlement of commission revenues of $179,000 recorded in June 1996. The remainder of the decrease is primarily due to lower sales volume experienced in 1997.

OTHER SERVICES AND SALES

Other services and sales primarily include revenues from long distance and internet services, directory publishing and advertising, and billing and collection services. Other services and sales increased 49% to $2,014,000 and 36% to $5,560,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. An increase of $993,000 was due to a temporary change in provisioning of intralata toll.

COST OF SERVICES AND SALES

Cost of services and sales increased 0.9% to $2,694,000 and 8.0% to $7,643,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. The increases were due to charges related to the provisioning of intralata toll ($787,000) as well as growth in internal operations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 10% to $2,886,000 and 11% to $8,633,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. The increases included $236,000 (revised from June estimate) related to the mergers of Mid-Plains and Pioneer into subsidiaries of Chorus during the first nine months of 1997, as well as growth in internal operations.

DEPRECIATION

The increase in depreciation expense of $114,000 and $333,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996, was due to a shortening of estimated useful lives for various asset categories for Mid-Plains and Chorus's increased plant investment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations of Chorus for the first nine months of 1997 was $6,784,000. The net cash provided due to external financing and sale of stock during the period was
$1,582,000.   Total construction expenditures for the first nine
months of 1997 was $4,670,000.

On October 31, 1997, Chorus Properties, LLC., a recently incorporated and wholly owned subsidiary of Chorus, acquired an office building for $4.4 million. Funding for this acquisition was provided by a $4 million mortgage loan from AnchorBank, S.S.B. and $400,000 in short-term borrowings. The $4 million loan is payable over 20 years with the interest fixed for the first five years at 7.75%. It is anticipated for the remainder of 1997 that Chorus's capital requirements for its construction program, retirement of long-term debt, dividend payments and investment in PCS Wisconsin, LLC., will be provided for with cash flow from operations and the issuance of debt.

At November 10, 1997, Chorus had available unused lines-of-credit of $7,829,000. Chorus has experienced no difficulty in obtaining funds for its construction program or other purposes. However, competition could have a negative impact on Chorus's future operations and cash flows.

COMPETITION

The communications industry continues to undergo significant changes, including the breakdown of barriers of protection from competition at both the state and federal levels. As discussed in
Note 3 to the financial statements, and Part II, Item 1. Legal Proceedings, the Public Service Commission of Wisconsin has authorized two competitors to provide services in Mid-Plains's service territory. The company has appealed the decision in the circuit court.

                              Part II

                         OTHER INFORMATION

Item 1.  Legal Proceedings

On June 26, 1997, the Public Service Commission of Wisconsin (the "Commission") issued a written order which had the effect of authorizing two potential competitors to provide local telecommunications services within the territory currently served by Mid-Plains, Inc., a subsidiary of Chorus. In addition, the Commission held that Mid-Plains had waived its rights under federal law to claim a rural telephone company exemption. Mid-Plains disagrees with the rationale and procedure used by the Commission in making its determination and as a result has filed a petition for judicial review in the Dane County, Wisconsin, Circuit Court. Mid-Plains is seeking a court order reversing the holding of the Commission or in the alternative returning the matter to the Commission for a hearing. In the interim, Mid-Plains is required to proceed with interconnection and is currently involved in arbitration proceedings with one of the potential competitors.


Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits
       (27) Financial Data Schedule

(b)  Reports on Form 8-K

   There were no reports on Form 8-K filed for the three months ended September 30, 1997.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CHORUS COMMUNICATIONS GROUP, LTD.
                              (Registrant)

Date:  November 14, 1997 /s/Dean W. Voeks
                       Dean W. Voeks
                       Chief Executive Officer

Date:  November 14, 1997 /s/Howard G. Hopeman
                       Howard G. Hopeman
                       Executive Vice-President and Chief Financial Officer