Form 10-K
period 1997-12-31
CHORUS COMMUNICATIONS GROUP LTD
filed 1998-03-31
CIK 1034668

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K
                   Annual Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997  Commission file number 333-23435

                          CHORUS COMMUNICATIONS GROUP, LTD.
               (Exact Name of Registrant as Specified in Its Charter)

                WISCONSIN                                  39-1880843
(State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

 8501 Excelsior Drive, Madison, Wisconsin                     53717-0070
    (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code      (608) 828-2000

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of each exchange on which
        Title of each class                         Registered
                                NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock No Par Value

                             (Title of Class)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ________.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 28, 1998, there were 2,704,303 shares of Common Stock outstanding. The aggregate market value (based upon unrelated party non-broker transactions which the Company was familiar with) of Common Stock held by nonaffiliates on that date was $110,876,423.

                              CHORUS COMMUNICATIONS GROUP, LTD.

Part I.
Item 1.  BUSINESS.

(a) Chorus Communications Group, Ltd., (Chorus or the Company) is a telecommunications company which was formed on June 1, 1997 by the mergers of Mid-Plains, Inc. (Mid- Plains) and Pioneer Communications, Inc. (Pioneer). Chorus' primary operations include local exchange carrier services and system sales and services.

         Local exchange carrier services are provided by Mid-Plains and Pioneer subsidiaries, The Farmers Telephone Company (Farmers) and Dickeyville Telephone Corporation (Dickeyville). These subsidiaries are public utilities providing telephone and data services to customers in local exchanges located in southern Wisconsin. Mid-Plains, Farmers and Dickeyville were incorporated in 1901, 1898 and 1956, respectively.

         System sales and services are provided by a subsidiary of Chorus, Mid-Plains Communications Systems, Inc. (MPCS), and Pioneer. These companies market and install deregulated communications systems and provide maintenance services related to their continued use. Their primary markets are in southern Wisconsin. MPCS and Pioneer were incorporated in 1980 and 1987, respectively.

         Chorus also provides Internet access and resells long distance services through MPCS and Pioneer in southern Wisconsin. Additionally, Pioneer operates a directory service division that publishes telephone directories for various telephone companies in Wisconsin as well as Minnesota and Iowa.

         Mid-Plains has an 18% interest in a limited partnership which provides cellular telephone service in Madison, Janesville and Beloit, Wisconsin, and bordering areas. Farmers own a 2% interest in a limited partnership providing cellular telephone service in southwestern Wisconsin.

         Mid-Plains also has a 75% interest in PCS Wisconsin, LLC (PCS-WI). This limited liability company was formed in 1996. In April of 1997, PCS-WI was granted the F- block license by the FCC, which allows PCS-WI to construct and operate a Personal Communication System (PCS) in 10 counties in Southern Wisconsin. Management is currently analyzing alternative business plans as to development, construction and introduction of PCS services.

         In January of 1998, Chorus acquired Executive Systems and Software, Inc. d/b/a The ComputerPLUS, and IntraNet, Inc. The ComputerPLUS is a network systems integrator and computer reseller. IntraNet, Inc. is an Internet provider. Both companies sell and provide service primarily in Dane County, Wisconsin.

         As further discussed in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 15), Mid-Plains is in dispute with the Public Service Commission of Wisconsin (PSCW) regarding the authorizing by the PSCW of competitors into Mid-Plains service territory. While Mid-Plains intends to continue to defend its rights to have its state franchise and federal rural telephone exemption determined under due process of law, it expects that it may have significant competition in late 1998 or in 1999 which will have some adverse effect on its revenues. The extent of that effect is unknown at this time.

         There were no other material changes in the nature of the business conducted by Chorus during 1997.

         Information regarding the recent development of the Company's business in the number of access lines is shown below:

                                                                   Access
                           Year                               Lines in Service
                           1995                                    36,000
                           1996                                    38,500
                           1997                                    42,000

(b) Chorus operates in two primary industry segments: local exchange carrier (LEC) services and system sales and services. The financial information regarding Chorus' industry segments is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 13) for the year ended December 31, 1997.


(c) Chorus is a telecommunications company operating in southern Wisconsin. Chorus' business development strategy is to expand existing operations through internal growth, develop other businesses that management believes will complement Chorus operations and to become a growing coalition of independent communications companies through future mergers with other independent telephone companies. Chorus operates in the segments listed below.

         LEC  -  Chorus   operates  the   following   local   exchange   carrier
         subsidiaries, which provide telephone service to 42,000 access lines:
                  Mid-Plains, Inc.
                  The Farmers Telephone Company
                  Dickeyville Telephone Corporation

         System Sales and Services - As a result of acquisitions in January 1998, Chorus' system sales and services operations, which provide the sale, installation and servicing of business phone systems, were expanded to include computer network systems integration and computer sales. The following operations now serve approximately 3,000 customers.
                  Mid-Plains Communications Systems, Inc. (MPCS)
                  The ComputerPLUS
                  Pioneer

         Internet - January 1998 acquisitions also expanded Chorus' Internet base to approximately 9,200 accounts through the following operations:
                  Mid-Plains Internet (MPI)
                  IntraNet, Inc.
                  pcii.net

         Long Distance - Through the following operations, Chorus provides long distance service to over 8,200 customers:
                  Mid-Plains Long Distance (MPLD)
                  Pioneer Telecom

         Directory  Publishing - Chorus publishes  telephone  directories for 21
         local   exchange   carriers  in  three  states  through  the  following
         subsidiary:
                  Pioneer Communications, Inc.

      LEC services revenues consist of three major classes: local service revenues, interstate network access and intrastate network access. Local service revenues are based upon fees charged to customers for providing local telephone exchange service within designated franchise areas. Interstate and intrastate network access revenues are based on fees charged to interexchange carriers that use the LEC's local network to provide long distance service to their customers. System sales and services sell business telephone systems along with the related installation and maintenance services.

      The percent of revenues from each of these primary classes included in the Consolidated Statements of Income over the last three years are as follows:

                                          1997        1996           1995
                                          ----        ----           ----
      LEC Services
      Local service revenues              23.6%       19.7%          18.0%
      Interstate network access           24.5%       25.2%          25.9%
      Intrastate network access           12.4%       16.0%          17.3%
      System Sales and Services           19.6%       22.7%          22.2%

      As noted above, PCS-WI was granted the F-block license by the FCC, which allows PCS- WI to construct and operate a Personal Communication System
      (PCS) in 10 counties in southern Wisconsin. Management is currently analyzing alternative business plans as to development, construction and introduction of PCS services with preliminary cost estimates ranging from $30-$50 million over a five-year period. Management is also considering financing alternatives, which include the issuance of debt, equity financing and the inclusion of additional partners in PCS-WI.

      The business of Chorus is not seasonal to any significant extent.

      For discussion of competitive conditions, see Item 7 - Management's Discussion and Analysis of Financial Conditions and Result of Operations - Other Matters Regulation and Competition.

      Information  regarding the Company's major customers is provided in Item 8
      - Chorus Communications Group, Ltd. Consolidated Financials Statements (Note 13) for the year ended December 31, 1997.

      Order backlog is not a significant consideration in the Company's business, and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the Federal government.

      Information regarding the Company's working capital practice is provided in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The number of employees as of February 28, 1998 was 284.

Item 2. PROPERTIES

Information regarding the Company's properties is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 6) for the year ended December 31, 1997. During 1997, Chorus acquired a headquarters building for $4.4 million. Substantially all other property of the Company's properties are necessary to provide LEC services in the Company's serving areas. Between January 1, 1995 and December 31, 1997, the Company made property additions of $25.4 million and retirements of $6.4 million. Virtually all of this property is subject to liens securing long-term debt. In management's opinion, the plant is in good repair and suitably equipped for its intended purpose.

Item 3. LEGAL PROCEEDINGS

Information regarding legal proceedings the Company is currently engaging in is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 15) for the year ended December 31, 1997.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were none in the fourth quarter of 1997.

PART II.
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

As explained in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 1), effective June 1, 1997, Mid-Plains and Pioneer merged into subsidiaries of Chorus (the Mergers). Pursuant to the Mergers, Mid-Plains shareholders received one share of Chorus stock for each share of Mid-Plains stock and Pioneer shareholders received four shares of Chorus stock for each share of Pioneer stock. The below stock prices are for Mid-Plains stock prior to the June 1997 Mergers and for Chorus stock beginning June 1997.

There is no established trading market for Chorus stock nor was there one for Mid-Plains or Pioneer stock prior to the Mergers. Furthermore, there are no principal market makers for Chorus stock nor were there any for Mid-Plains or Pioneer stock prior to the Mergers. Prices are based only on unrelated party transactions which have been voluntarily reported to Chorus and Mid-Plains. Transactions may include both those handled privately (non- broker) and those handled by stock brokers. Non-broker prices do not include retail markup, markdown or commissions which are included in broker prices. Average prices are the weighted average of the transactions described below. These prices should not be relied upon as an indication of the price at which Chorus stock may be traded in the future.

                                                                   CASH
                         TRANSACTIONS       PRICE PER SHARE        DIVIDENDS
                         NUMBER  SHARES   HIGH     LOW    AVERAGE  PER SHARE<F1>
1997
Chorus 4th Quarter        68    23,619   $42.00   $37.00   $41.40     $0.29
Chorus 3rd Quarter        62    23,284    42.25    41.00    41.70      0.27
Chorus June                3     1,328    42.00    42.00    42.00         -
Mid-Plains April-May       4     3,061    42.00    40.00    41.00      0.27
Mid-Plains 1st Quarter    11    14,092    44.00    41.00    41.92      0.27

1996
Mid-Plains 4th Quarter    17     6,763   $42.00   $35.00   $40.95     $0.27
Mid-Plains 3rd Quarter     9     3,570    42.00    40.00    41.87      0.27
Mid-Plains 2nd Quarter     7     2,702    43.00    41.50    41.70      0.27
Mid-Plains 1st Quarter    12     5,634    41.00    38.00    39.38      0.25

           <F1> There were 3,551  shareholders of record as of February 1, 1998.
              Both Mid- Plains and Pioneer have regularly paid dividends to their shareholders and Chorus expects it will continue to do so in the future. The above cash dividends per share are for Mid-Plains stock prior to the June 1997 Mergers and the Chorus stock beginning June 1997. For 1997 and 1996, Pioneer paid cash dividends of $0.54 and $0.94 per share in the 2nd Quarter 1997 and 4th Quarter 1996, respectively, based on the number of Chorus shares Pioneer shareholders received in merging.

At December 31, 1997, all of the consolidated retained earnings were available for the payment of cash dividends on shares of Chorus common stock. However, certain LECs may not transfer funds to the parent in the form of cash dividends, loans or advances until certain financial requirements of their mortgages have been met. Of the $13.7 million underlying retained earnings of all Chorus subsidiaries at December 31, 1997, $5.7 million was available for the payment of dividends on the subsidiaries common stock.

As further discussed in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 14), Chorus issued 20,000 shares of common stock to three individuals, each of whom were Wisconsin residents at the time of issuance, in connection with the simultaneous acquisitions of Executive Systems & Software, Inc., d/b/a The ComputerPLUS and IntraNet, Inc. There were no underwriters used in these transactions. The securities were exempt from registration under the Securities Act of 1933 (the "33 Act") pursuant to Section 4(2) of the '33 Act, 15 U.S.C. Section 77d(2) (the "Section 4(2) Private Placement Exemption"). The securities were also exempt from registration pursuant to Section 3(a)(11) of the '33 Act, Section 77 c(a)(11)(the "Intrastate Offering Exemption") and Rule 505, 17 C.F.R. Section 230.505 (a "Regulation D Exemption"). The securities are "restricted securities" pursuant to the rules promulgated under the '33 Act, and cannot be resold for an indefinite period of time.

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 1997 have been derived from the audited consolidated Financial Statements of the Company included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated Financial Statements and notes thereto included elsewhere in this report. All financial data has been reported as if the merged companies, described Item 8 - Chorus Communications Group, Ltd., Consolidated Financial Statements (Note 1), have always been one.

Dollars in thousands,
except per share data        1997       1996        1995       1994       1993
                            ------     ------      ------     ------     -----
Access Lines                41,940     38,504      35,894     33,304     31,270
Total Assets               $62,754    $51,705     $52,046    $44,618    $43,574
Shareholders' Equity       $28,773    $26,485     $26,051    $23,912    $21,934
Long-Term Debt,
 Including Current
 Maturities                $22,626    $15,860     $12,195    $10,762    $11,485
Short-Term Notes
 Payable to Banks          $ 1,328    $     -     $ 4,440    $ 1,300    $ 2,400
Ratio of Earnings to
 Interest Expense<F1><F2>     7.42       6.45        7.11       6.52       6.23
Revenues and Sales         $36,337    $33,181     $30,539    $27,166    $24,824
Net Income<F2>             $ 5,136    $ 4,741     $ 4,572    $ 3,888    $ 3,937
Earnings Per Share<F2>     $  1.91    $  1.77     $  1.71    $  1.48    $  1.50
Cash Dividends
 Per Share                 $ 1.100    $ 1.030     $ 1.050    $  .848    $  .788
Average Common Shares
 Outstanding                 2,684      2,678       2,671      2,627      2,616
Shareholders of Record       3,531      3,434       3,287      3,217      3,128


These financial highlights should not be relied upon as an indication of future financial condition or results of operations.


<F1> For the purpose of this ratio,  earnings have been calculated by adding net income, interest expense and income taxes.

<F2> For 1996, the amount is before the extraordinary charge.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Effective   June  1,   1997,   Mid-Plains,   Inc.   (Mid-Plains)   and   Pioneer
Communications, Inc. (Pioneer) merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. The mergers have been accounted for as a pooling-of-interests and, accordingly, historical financial data has been reported as if the companies have always been one.

RESULTS OF OPERATIONS

OVERVIEW

Chorus' reported net income increased $2.2 million, to $5.1 million in 1997. The increase was primarily due to an extraordinary charge against income relating to the discontinuance of regulatory accounting principles for one of the company's local exchange carriers (LEC), which decreased net income by $1.8 million in 1996. Excluding the extraordinary charge, net income increased $0.4 million in 1997 primarily due to growth in LEC services.

Net income decreased $1.6 million in 1996 principally due to the extraordinary charge noted above. Excluding the extraordinary charge, net income increased $0.2 million, which was due to an increase in sales of systems and services.

Revenues increased $3.2 million in 1997, to $36.3 million and $2.6 million in 1996, to $33.1 million. The increase in 1997 was due to growth in LEC services offset by a decrease in system sales and services. The increase in 1996 was due to growth in LEC services and system sales and services.

Operating costs and expenses increased $2.7 million in 1997, to $27.0 million and $2.2 million in 1996, to $24.3 million. The increase in 1997 was primarily related to merger related expenditures of $0.3 million, costs related to regulatory matters of $0.3 million and growth of internal operations. The increase in 1996 was primarily due to the growth of internal operations.

Chorus took an extraordinary charge in 1996. Mid-Plains, a LEC subsidiary of Chorus, discontinued applying Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation". Management determined that Mid-Plains no longer met the criteria for following FAS 71 due to changes in legislative, regulatory and competitive environments. (See Item 8 - Chorus Communications Group, Ltd.
Consolidated Financial Statements Notes 1 and 3).

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services and system sales and services.

Local Exchange Carrier Services

LEC services provide telephone and data services to customers in local exchanges located in southern Wisconsin. LEC services operating income consisted of the following:

In Thousands                           1997              1996            1995
                                       ----             ------          -----
Revenues and Sales
   Local service revenues            $ 8,571           $ 6,546          $5,499
   Interstate network access           9,162             8,590           8,159
   Intrastate network access           4,917             5,471           5,416
   Other                               2,638             2,895           2,983
                                      ------            ------          ------
                                      25,288            23,502          22,057
                                      ------            ------          ------
Operating Costs and Expenses
   Cost of services                    3,387             3,115           2,984
   Selling, general & administrative   8,518             7,482           6,725
   Depreciation                        4,521             4,158           3,786
                                      ------            ------          ------
                                      16,426            14,755          13,495
                                      ------            ------          ------
LEC Services Operating Income          8,862             8,747           8,562
Less:  Intercompany eliminations
   Revenues                           (1,282)             (635)           (577)
   Expenses                              153                 -               -
                                      ------            ------          ------
Operating Income                      $7,733            $8,112          $7,985
                                      ======            ======          ======

LEC services revenues are derived from local network services, interstate network access, intrastate network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 30.9% in 1997. This growth was principally due to Mid-Plains' implementation of its Alternative Regulation Plan on September 1, 1996, which had the effect of increasing local service revenues in 1997 by $1.1 million. Additionally, the LECs experienced a greater demand for service as evidenced by an 8.9% increase in the number of access lines in service.

Local service revenues increased 19.0% in 1996. The revenues increased principally as a result of a 7.3% growth in access lines. Additionally, Mid-Plains implementation of its Alternative Regulation Plan had the effect of increasing local network services revenues $0.4 million for the year.

Interstate and intrastate network access revenues are based on fees charged to interexchange carriers that use the LEC's local network to provide long distance service to their customers. Interstate revenues increased 6.7% in 1997 and 5.3% in 1996. These increases are largely due to higher demand for access services as evidenced by a 9.7% and 8.8% increase in minutes of use for 1997 and 1996, respectively. These increases were offset by slightly lower average access rates charged to the interexchange carriers during the years.

Intrastate network access revenues decreased 10.1% in 1997, while increasing 1.0% in 1996. The 1997 decrease was due to Mid-Plains' Alternative Regulation Plan, which had the effect of decreasing intrastate access revenue $1.0 million. This decrease was offset in part by higher demand as evidenced by increased minutes-of-use of 5%. The 1996 increase was primarily due to a 5% increase in minutes of use, which was offset by $0.3 million due to the effects of the rate reduction under the Alternative Regulation Plan.

Other revenues decreased 8.9% in 1997 and 2.9% in 1996. The decreases were due to lower billing and collection rates that went into effect in October of 1996.

Cost of service increased 8.7% in 1997 and 4.4% in 1996. The growth in 1997 and 1996 was due primarily to growth in internal operations.

Selling, general and administrative expenses increased 13.8% in 1997 and 11.3% in 1996. The 1997 and 1996 increases were due to growth in internal operations and $0.3 million in 1997 which was related to regulatory matters more fully discussed in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 15). Management anticipates that similar amounts will be expended on regulatory matters in 1998.

Depreciation increased 8.7% in 1997 and 9.8% in 1996. The increases were due to increased levels of depreciable property.

System Sales and Services

System sales and services sell business systems and provide installation and services throughout southern Wisconsin. System sales and services operating income consisted of the following:

In Thousands                                   1997        1996       1995
                                              ------      ------      -----
Revenues and Sales                            $7,123      $7,538     $6,768
                                              ------      ------     ------

Operating Costs and Expenses
   Cost of goods sold                          4,267       4,475      4,268
   Selling, general and administrative         2,151       2,197      1,987
   Depreciation                                  122         108        115
                                              ------      ------     ------
                                               6,540       6,780      6,370
                                              ------      ------     ------

System Sales & Services Operating Income         583         758        398
Less:  Intercompany eliminations - Expenses       37          37         37
                                              ------      ------     ------

Operating Income                              $  620      $  795     $  435
                                              ======      ======     ======

System sales and services revenues decreased 5.5% in 1997 and increased 11.4% in 1996. The 1997 decrease in revenues relates to the cancellation in 1996 of a commission arrangement. The increase in 1996 revenues was due to the growth of new system sales.

As a percentage of system sales and services revenues, cost of goods sold was 59.9%, 59.3% and 63.1% for 1997, 1996 and 1995, respectively. The lower cost of sales in 1997 and 1996 as compared to 1995 was the result of the changes in system markups.

Other Services and Sales

Other  services  and  sales  include  long  distance,   Internet  and  directory
publishing operations. Other services and sales operating income consisted of the following:

In Thousands                                     1997        1996        1995
                                                ------      ------       -----
Revenues and Sales                              $5,456      $2,826      $2,341
                                                ------      ------      ------

Operating Costs and Expenses
   Cost of  services                             3,986       2,151       1,703
   Selling, general and administrative           1,494       1,269       1,158
   Depreciation                                    121          68          54
                                                ------      ------      ------
                                                 5,601       3,488       2,915
                                                ------      ------      ------

Other Services & Sales Operating Income (Loss)    (145)       (662)       (574)
Less:  Intercompany eliminations
   Revenues                                       (248)        (50)        (50)
   Expenses                                      1,340         648         590
                                                ------      ------      ------

Operating Income (Loss)                          $ 947       ($ 64)      ($ 34)
                                                ======      ======      ======

Revenues from other services and sales increased 93.1% in 1997 and 20.7% in 1996. A temporary arrangement to resell intraLATA toll accounted for $1.0 million of the increase in 1997 with the remainder due to growth in customers. The increase in 1996 was primarily due to growth of customers.

Cost of services increased 85.2% in 1997 and 26.3% in 1996. The increases in 1997 were primarily due to increased costs of $0.9 million associated with intralata toll traffic and an increase in the customer base. The increase in 1996 was due to an increase in the number of customers served.

The increases in selling, general and administrative expenses during 1997 and 1996 were due to growth in internal operations.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the years 1995 - 1997 was $28.8 million. External financing activities for the same period totaled $15.3 million.

INFLATION
Management believes that inflation affects Chorus' business to no greater extent than the general economy.

INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the years 1995-1997 were $25.4 million. Total capital expenditures for 1998 are expected to be $10.5 million.

On April 28, 1997, PCS-WI, a 75% owned subsidiary of Mid-Plains, was granted the F-block license by the FCC (see Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements Note 15). The license allows PCS-WI to construct and operate a personal communications service system (PCS) in 10 counties in Southern Wisconsin. PCS-WI bid for the license was $3.2 million. At

December 31, 1997, $2.6 million remains payable through 2007.

Under the terms of the license, PCS-WI is required to construct an operating system that will be capable of providing service to at least 25% of the population in the license area within five years of the grant of the license. Management is currently analyzing alternative business plans as to development, construction and introduction of PCS services with preliminary cost estimates ranging between $30 - $50 million over a five-year period. Management is also considering financing alternatives, which include the issuance of debt, equity financing and the inclusion of additional partners in PCS-WI.

In addition to the risks associated with startup operations of PCS-WI, it is anticipated that the Company will encounter stiff competition from two existing cellular providers as well as from five new PCS license holders.

In 1995, Mid-Plains contributed $2 million in response to a capital call to the cellular limited partnership in which it has an investment. Cash distributions in 1996 and 1997 totaled $0.7 million. Due to a dispute with the general partner, as discussed in Item 8 Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 15), the Company has not been provided with current information on the partnership and does not have any knowledge of future capital calls.

FINANCING ACTIVITIES

Financing for the years 1995 - 1997 was $15.3 million, consisting of $9.7 million of debt financing, $0.7 million from the sale of common stock under stock plans and a net increase in short-term bank notes of $4.9 million.

On January 31, 1997, Mid-Plains entered into a financing agreement with the RTFC that allows Mid-Plains to borrow up to $22 million. The agreement provides up to $12 million for refinancing existing debt, capital expenditures and working capital for LEC operations; $9 million for investment in PCS-WI (see above) and $1 million for the purchase of RTFC's Subordinate Capital Certificates, a condition of obtaining the financing. The interest rate on $4 million of the debt is fixed at 7.4% with the remainder variable based upon the RTFC's cost of funds, which at December 31, 1997 was 6.7%. At December 31, 1997, $4.3 million remained unadvanced for local exchange carrier purposes and $9 million is available to invest in PCS-WI.

In October of 1997, Chorus acquired an office building for $4.4 million. Funding for this acquisition was provided by a $4 million loan from AnchorBank, S.S.B. and $400,000 in short-term borrowings. The $4 million loan is payable over 20 years with the interest fixed for the first five years at 7.75%.

In January 1998, Chorus acquired Executive Systems & Software, Inc. d/b/a The ComputerPLUS, and Intranet, Inc. The businesses were acquired for 20,000 shares of common stock, $0.5 million cash and notes of $0.5 million to be paid over two years.

In connection with its long-term debt, certain subsidiaries of Chorus may not transfer funds to Chorus in the form of cash dividends, loans or advances until certain financial requirements of their mortgages are met. Of the $13.7 million underlying retained earnings of all Chorus subsidiaries at December 31, 1997, $5.7 million was available for the payment of dividends on the subsidiaries' common stock.

It is anticipated that the capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, and dividend payments will be provided for with cash flow from operating activities and the issuance of debt.

At February 26, 1998, Chorus has available unused lines-of-credit of $11 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, competition could have some adverse effect on Chorus' future operations and cash flows.

OTHER MATTERS

REGULATION AND COMPETITION

The telecommunications industry is undergoing significant regulatory, competitive and technological changes. The Federal Telecommunications Act of 1996 is transforming the telecommunications industry and changing telecommunications policies in such areas as entry into local exchange and long distance markets, pricing of telecommunications services, ownership of facilities and use of spectrum. Wisconsin regulation of local exchange carriers
(LECs) has also changed. The Public Service Commission's encouragement of LEC competition is causing the emergence of companies providing competitive access and other services.

For regulatory purposes, Chorus has three LECs, two of which are currently considered by the PSCW to be small telecommunications utilities subject to reduced regulation. Mid- Plains is also considered a small telecommunications utility but in August, 1996 received PSCW approval to implement an Alternative Regulation Plan (the Plan). The Plan set rate ceilings, reduced intrastate access charges and established certain goals.

As discussed in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 15), in June 1997, the PSCW issued orders authorizing two companies, KMC Telecom, Inc. (KMC) and TDS Datacom, Inc. (TDS) to provide local exchange service in Mid- Plains service territory. The PSCW held that Mid-Plains was no longer entitled to either an exclusive franchise under state law or a rural telephone company exemption under federal law as a result of entering into the Plan. Mid-Plains disagreed and filed a petition for judicial review in the Wisconsin Circuit Court. While this was pending, the PSCW ordered Mid-Plains to participate in an arbitration proceeding with TDS regarding an interconnection agreement.

In December 1997, the Wisconsin Circuit Court ordered the PSCW to conduct a hearing to determine whether Mid-Plains' adoption of the Plan constituted consent to entry of competitors within its franchise territory and waiver of its federal rural telephone company exemption. Notwithstanding the ruling, the PSCW has ordered TDS and Mid-Plains to enter into an interconnection agreement issued by the arbitration panel in January 1998. Mid-Plains has appealed that order. The PSCW is in the process of commencing a proceeding to review Mid-Plains' state franchise and federal rural exemption. Mid-Plains intends to continue to defend its right to have its state franchise and federal rural telephone company exemption determined under due process of the law. Mid-Plains expects that in late 1998 or in 1999 it may have significant competition which will have some adverse effect upon its revenues, including the loss of services to TDS corporate offices with approximately 1,500 access lines currently served by Mid-Plains. The full extent of the effect of competition is unknown at this time.

The other LECs are expected to continue to have limited competition in the next several years.

Along with these challenges, Chorus also sees growing opportunities to expand beyond its traditional markets and continues to monitor and consider the most favorable options.


CHORUS INITIATIVES

Chorus continues to position itself to respond aggressively to competitive developments and benefit from new opportunities.

On June 1, 1997, Chorus was formed as the result of mergers of Mid-Plains and Pioneer (See Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements Note 1).

In October 1997, Chorus purchased a new headquarters building to consolidate personnel to take advantage of the synergies of having more of its operations under one roof and to provide for future growth.

In January 1998, Chorus acquired The ComputerPLUS and IntraNet, Inc. Management believes that The ComputerPLUS, a network systems integrator and computer reseller, will complement its systems sales and service segment. Intranet significantly expanded Chorus' Internet operations.

Chorus expects to actively pursue growth as a coalition of independent communication companies through additional mergers with other independent telephone companies.


OTHER FINANCIAL INFORMATION

Management is currently not aware of any environmental matters which in the aggregate would have a material adverse effect on the financial condition or results of operations of the Company.

The Year 2000 compliance issue exists because many computerized information systems use two-digit data fields to designate a year and cannot process date-sensitive information beyond December 31, 1999. The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure, in those situations in which Chorus is required to do so, Year 2000 compliant. Chorus has established a Year 2000 Project Team to coordinate and monitor the Company's Year 2000 compliance efforts and is in the process of preparing a company-wide Year 2000 compliance plan. Chorus continues to evaluate the estimated costs associated with these efforts. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its results of operations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, (FAS 131), "Disclosures about Segments of an Enterprise and Related Information". The Company has elected early adoption of FAS 131 and accordingly has followed the pronouncement disclosure requirements for reporting segment information for all periods shown. (See Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements Note
13).


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition opportunities, Year 2000 compliance and other similar forecasts and statements of expectation. Words such as expects, anticipates, plans, believes, estimates, and should, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of important factors. Representative examples of these factors include (without limitation) rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996 and other federal and state rules and regulations enacted pursuant to that legislation and regulatory limitations on the Company's ability to change its pricing for communications services. In addition to these factors, actual future outcomes and results may differ materially because factors including (without limitation) market conditions and growth rates, economic conditions, policy changes and the continued availability of financing in the amounts, at the terms, and on the conditions necessary to support the Company's future business.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      CHORUS COMMUNICATIONS GROUP, LTD.

                       INDEX TO FINANCIAL STATEMENTS







Report of Independent Public Accountants

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Financial Statements for the three years ended December 31, 1997:

                  Statements of Income

                  Statements of Shareholders' Equity

                  Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors,
Chorus Communications Group, Ltd.

We  have  audited  the  accompanying   consolidated  balance  sheets  of  Chorus
Communications Group, Ltd. (a Wisconsin Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chorus Communications Group, Ltd. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, a subsidiary discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1996.




/S/Kiesling Associates LLP
KIESLING ASSOCIATES LLP
Madison, Wisconsin
February 6, 1998

                        CHORUS COMMUNICATIONS GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS


                                            December 31,    December 31,
              ASSETS                            1997            1996
              ------                        ------------    --------
In Thousands
CURRENT ASSETS
   Cash and cash equivalents                $   2,736       $   1,902
   Temporary investments                        2,500           3,200
   Accounts receivable
      Due from customers                        3,045           2,700
      Other, principally connecting
       companies                                2,446           1,977
   Inventories
      Plant materials and supplies                542             663
      Communication systems and parts             911             900
   Other                                        1,498             825
                                             --------        --------
      Total Current Assets                     13,678          12,167
                                             --------        --------


PROPERTY, PLANT AND EQUIPMENT
   In service and under construction           68,325          62,564
   Less accumulated depreciation              (27,667)        (28,162)
                                             --------       ---------
      Total Property, Plant and Equipment      40,658          34,402
                                             --------       ---------


CELLULAR LIMITED PARTNERSHIP INTERESTS          3,715           4,168

PERSONAL COMMUNICATION SERVICES LICENSE         3,418               -

OTHER ASSETS                                    1,285             968
                                             --------        --------


         TOTAL ASSETS                        $ 62,754        $ 51,705
                                             ========        ========


                                           CHORUS COMMUNICATIONS GROUP, LTD.

                                              CONSOLIDATED BALANCE SHEETS


                                            December 31,    December 31,
  LIABILITIES AND SHAREHOLDERS' EQUITY          1997            1996
  ------------------------------------      ------------    --------
In Thousands
CURRENT LIABILITIES
  Current maturities of long-term debt       $    614        $   383
  Notes payable to banks                        1,328              -
  Accounts payable                              3,345          3,721
  Accrued pension cost                            781              2
  Other                                         1,005          1,152
                                              -------        -------
    Total Current Liabilities                   7,073          5,258
                                              -------        -------

LONG-TERM DEBT                                 22,012         15,477

DEFERRED INCOME TAXES                           3,142          3,331

OTHER LIABILITIES                               1,384          1,152
                                              -------        -------
  Total Liabilities                            33,611         25,218
                                              -------        -------

MINORITY INTEREST                                 370              2
                                              -------        -------

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS' EQUITY
  Common stock, no par value;                  13,868         13,765
    authorized 25 million shares;
    issued and outstanding 2,684,303
    and 2,681,601 shares, respectively
  Retained earnings                            14,905         12,720
                                              -------        -------
    Total Shareholders' Equity                 28,773         26,485
                                              -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $62,754        $51,705
                                              =======        =======

See Notes to Consolidated Financial Statements.

                                             CHORUS COMMUNICATIONS GROUP, LTD.

                                             CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31,
                                               1997        1996        1995
                                               ----        ----        ----
In Thousands Except For Per Share Data
REVENUES AND SALES
   Local exchange carrier services            $24,006     $22,867     $21,480
   System sales and services                    7,123       7,538       6,768
   Other services and sales                     5,208       2,776       2,291
                                              -------     -------     -------
     Total Revenues and Sales                  36,337      33,181      30,539
                                              -------     -------     -------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                           4,267       4,474       4,268
   Cost of services                             6,096       4,665       4,126
   Selling, general & administrative           11,910      10,865       9,805
   Depreciation                                 4,764       4,334       3,954
                                              -------     -------     -------
     Total Operating Costs and Expenses        27,037      24,338      22,153
                                              -------     -------     -------

OPERATING INCOME                                9,300       8,843       8,386
   Other income                                   327         235         170
   Interest expense                            (1,301)     (1,408)     (1,203)
   Minority interest                               28           3           -
                                              -------      ------      ------
 INCOME BEFORE INCOME TAXES
         AND EXTRAORDINARY CHARGE               8,354       7,673       7,353

   Income tax expense                           3,218       2,932       2,781
                                              -------     -------     -------

INCOME BEFORE EXTRAORDINARY CHARGE              5,136       4,741       4,572
EXTRAORDINARY CHARGE, net of
   income taxes of $1,133                                  (1,782)
                                              -------     -------     -------
NET INCOME                                    $ 5,136     $ 2,959     $ 4,572
                                              =======     =======     =======

EARNINGS PER SHARE
   Income before extraordinary charge          $ 1.91     $  1.77      $ 1.71
   Extraordinary charge                             -       (0.67)          -
                                               ------     -------      ------
   Net income                                  $ 1.91     $  1.10      $ 1.71
                                               ======     =======      ======

Average common shares outstanding               2,684       2,678       2,671
                                               ======     =======      ======

See Notes to Consolidated Financial Statements.

                                    CHORUS COMMUNICATIONS GROUP, LTD.


                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Common Stock                       Total
                                                       Retained    Shareholders'
                                 Shares    Amount      Earnings       Equity
In Thousands
Balances, December 31, 1994      2,631     $13,176     $10,735       $23,911

   Net income                                            4,572         4,572
   Cash dividend - $1.05 a
     share                                              (2,792)       (2,792)
   Stock plans                       9         360           -           360
                                 -----     -------      -------       -------

Balances, December 31, 1995      2,640      13,536      12,515        26,051

   Net income                                            2,959         2,959
   Cash dividend - $1.03 a
     share                                              (2,754)       (2,754)
   Stock plans                       6         229          -            229
   Grants exercised                 35

Balances, December 31, 1996      2,681      13,765      12,720        26,485

   Net income                                            5,136         5,136
   Cash dividend - $1.10 a
     share                                              (2,951)       (2,951)
   Stock plan                        3         103           -           103
                                 -----     -------     -------       -------

Balances, December 31, 1997      2,684     $13,868     $14,905       $28,773
                                 =====     =======     =======       =======


 See Notes to Consolidated Financial Statements.

                                           CHORUS COMMUNICATIONS GROUP, LTD.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                          1997          1996          1995
In Thousands
OPERATIONS
  Income before extraordinary charge      $5,136        $4,741        $4,572
  Adjustments to reconcile income before
   extraordinary charge to net cash
   from operations:
    Depreciation                           4,764         4,335         3,968
    Deferred income taxes                   (189)          549           545
    Changes in current assets and
    current liabilities:
       Receivables - net                    (813)          232          (286)
       Inventories - net                     110           (94)         (130)
       Payables - net                        403            10            17
    Other - net                             (538)        1,281           165
                                          ------       -------        ------
    Net cash from operations               8,873        11,054         8,851
                                          ------       -------        ------

INVESTING
  Capital expenditures                   (11,258)       (6,446)       (7,665)
  Cellular investment                        453           273        (1,995)
  Personal Communication Services license   (820)            -             -
  Purchases of short-term investments     (1,000)       (1,900)       (2,000)
  Proceeds from sale of short-term
   investments                             1,700         1,300           800
  Other - net                                238          (299)         (289)
                                          ------        ------       -------
    Net cash (used in) investing         (10,687)       (7,072)      (11,149)
                                         -------        ------       -------

FINANCING
  Stock plans                                103           229           360
  Dividends paid                          (2,951)       (2,754)       (2,792)
  Long-term debt issued                    4,745             -         5,000
  Long-term debt repaid                     (577)       (1,135)       (3,567)
  Short-term bank notes - borrowing       16,344        16,816         9,230
  Short-term bank notes - repayment      (15,016)      (16,456)       (6,090)
                                         -------        ------        ------
    Net cash from (used in) financing      2,648        (3,300)        2,141
                                         -------        ------        ------

Increase (decrease) in cash and
 cash equivalents                            834           682          (157)

Cash and cash equivalents:
  Beginning of period                      1,902         1,220         1,377
                                          ------        ------        ------
  End of period                           $2,736        $1,902        $1,220
                                          ======        ======        ======

See Notes to Consolidated Financial Statements.

                        CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         MERGERS
         Effective June 1, 1997, Mid-Plains, Inc, (Mid-Plains) and Pioneer Communications, Inc. (Pioneer) have merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. (the "Mergers"). Pursuant to the Mergers, Mid-Plains shareholders received one (1) share of holding company common stock (1,991,743 shares) for each share of Mid-Plains common stock; Pioneer shareholders received four (4) shares of holding company common stock (692,560 shares) for each share of Pioneer common stock. The Mergers have been accounted for as a pooling-of-interests and, accordingly, historical financial data has been reported as if the companies have always been one (see Note 2).

         DESCRIPTION OF BUSINESS
         Chorus Communications Group, Ltd. and its subsidiaries (Chorus or the Company) is a telecommunications company that provides phone, data and other services through its local exchange carrier (LEC) subsidiaries in Southern Wisconsin. The Company also sells, installs and services business systems within Southern Wisconsin.

         BASIS OF PRESENTATION
         The consolidated financial statements of Chorus include the accounts of its majority-owned subsidiaries. All significant inter-company items have been eliminated in consolidation. Investments of less than 20% are accounted for on the cost basis.

         The accounting policies of Chorus conform to generally accepted accounting principles. The accounting records of telephone subsidiaries are maintained in accordance with the uniform system of accounts prescribed by the Public Service Commission of Wisconsin (PSCW).

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Certain LECs of Chorus are subject to the provisions of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." The Company periodically reviews the criteria for applying these provisions to determine whether continuing application of FAS 71 is appropriate for these telephone subsidiaries.

         One LEC, Mid-Plains, discontinued applying FAS 71 in the second quarter of 1996 (see Note 3). Two other telephone subsidiaries continue to apply FAS 71 because the Company believes FAS 71 criteria are still being met; and therefore, has no current plans to change its method of accounting. In analyzing the effects of discontinuing the application of FAS 71, management has determined that the useful lives of plant assets used for regulatory purposes are consistent with generally accepted accounting principles and therefore any adjustments to accumulated depreciation would be immaterial, as would be the write-off of regulatory assets and liabilities.

         PROPERTY, PLANT AND EQUIPMENT
         Plant in service and under construction is stated at the original cost of construction including the capitalized costs of certain taxes and payroll-related expenses. Normal retirements of telephone property are charged against accumulated depreciation along with the costs of removal less salvage, with no gain or loss recognition. Renewals and betterments of telephone plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expenses. When non-telephone property is sold or retired, a gain or loss is recognized.

         Depreciation is provided for primarily on the straight-line basis over the estimated economic lives of the assets.

         INVENTORIES
         Inventories are stated at the lower of cost or market.

         The cost of materials and supplies inventory, which is used primarily for the construction of telephone plant, is determined principally by the average cost method.

                        CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The cost of communications systems and parts inventory, held primarily for sale and servicing of telephone systems, is determined principally by the First-In, First-Out (FIFO) method.

         INCOME TAXES
         Chorus will file a consolidated federal income tax return.

         Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Investment tax credits (ITC), which were deferred prior to the Tax Reform Act of 1986, are being amortized over the life of the plant which produced the ITC.

         REVENUE RECOGNITION
         Chorus recognizes revenues when earned, regardless of the period in which they are billed.

                  Local Exchange Carrier Services - Chorus' LECs are required to provide service and grant credit to subscribers within their defined service territory.

                  Local network service revenues are recognized over the period a subscriber is connected to the telephone network.

                  Network access is derived from charges for access to the LECs' networks. The interstate portion of access revenues are based on an average schedule company settlement formula administered by the National Exchange Carrier Association which is regulated by the FCC. The intrastate portion of access revenues are based on individual company tariff access charge structures approved by the PSCW. The tariffs developed from these methods are used to

                        CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  charge the connecting carriers and recognize revenues in the period the traffic is transported.

                  System Sales and Services Revenues - Revenues from system sales and services are derived from the sale, installation and servicing of deregulated communications systems. Chorus grants credit to customers, substantially all of whom are located in Southern Wisconsin.

                  Customer contracts for sales and installations are accounted for using the completed-contract method which recognizes income only if the contract is completed, or substantially so.

                  Other Services and Sales - Other revenues include long distance, Internet services and directory publishing. These revenues are recognized over the period the services are provided.

         TEMPORARY INVESTMENTS
         Cash investments with original maturities of three months to 12 months are classified as temporary investments. Temporary investments are stated at cost which approximates market value. All highly liquid, short-term investments with an original maturity of three months or less are considered to be cash equivalents.

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         EARNINGS PER SHARE
         Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.

2.       MERGER INFORMATION

         Combined and separate results of Mid-Plains and Pioneer during the periods preceding the Mergers (see Note 1) were as follows:

                        CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       MERGER INFORMATION (Continued)

                                                   Total Revenues      Net
         (In thousands)                              And Sales        Income
         Three months ended March 31, 1997
         (Unaudited)
         Mid-Plains                                 $ 6,796           $   697
         Pioneer                                      1,572               283
                                                    -------           -------
         Combined                                   $ 8,368           $   980
                                                    -------           -------

         Year ended December 31, 1996
         Mid-Plains                                 $27,087           $ 1,660
         Pioneer                                      6,094             1,299
                                                    -------           -------
         Combined                                   $33,181           $ 2,959
                                                    -------           -------

         Year ended December 31, 1995
         Mid-Plains                                 $24,578           $ 3,425
         Pioneer                                      5,961             1,147
                                                    -------           -------
         Combined                                   $30,539           $ 4,572
                                                    -------           -------

         There were no transactions between Mid-Plains and Pioneer prior to the combination.

3.       EXTRAORDINARY CHARGE

         In response to legislation, an alternative plan of regulation and in recognition of potential increased competition, Mid-Plains discontinued the use of FAS 71 in the second quarter of 1996. As a result of the decision to discontinue applying FAS 71 to Mid-Plains, the company recorded a noncash, after-tax extraordinary charge of $1.8 million (net of tax benefits of $1.1 million), or $0.67 per share, in the second quarter of 1996. The charge primarily represented a reduction in the net book value of Mid-Plains' telephone plant and equipment through an increase in accumulated depreciation. Mid-Plains shortened the depreciable lives of its telephone plant and equipment in 1996, as follows:
                                                 Depreciable Lives:
         Asset Category                        Before             After
         Digital Switching Equipment            13                  10
         Underground Metallic Cable             28                  20
         Buried Metallic Cable                  23                  19

                        CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       LONG-TERM DEBT

         Long-term debt as of December 31, 1997 and 1996 is as follows:

                                        Interest                  December 31,
                                         Rates    Maturities     1997     1996
                                         -----    ----------     ----     ----
    In Thousands
    Registered Subordinate Debentures     8%       2000        $5,000   $5,000

    Mortgage notes -
         RUS                           2% to 5%    1998-2017      564      602
         FCC                              6.25%    1998-2007    2,598       -
         RTB                           4% to 8%    1998-2017    2,495    2,857
         RTFC                      6.7% to 7.4%*   1998-2012    7,976    7,401**
         Anchorbank                       7.75%*** 1998-2017    3,993        -
                                                               ------   ------
                                                               22,626   15,860
    Less current portion                                         (614)    (383)
                                                               ------   ------

    Long-term debt                                            $22,012  $15,477
                                                              =======  =======

  * Variable rate based on RTFC's cost except for $4 million fixed at 7.4% on February 13, 1998.
  ** After giving effect to February 1997 refinancing of $2.6 million mortgage notes and $4.8 million notes payable to banks.
  ***    Fixed through November 2002.

         During 1997, Chorus, in a non-cash transaction, incurred $2.6 million in long-term debt related to the acquisition of the F-block PCS license (see Note 15).

         Substantially all assets of Chorus are pledged as security for the long-term debt under loan agreements with the Rural Utilities Service
         (RUS), the Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative (RTFC) or Anchorbank. The PCS license is pledged as security for the long-term debt under a loan agreement with the Federal Communications Commission (FCC).

         Under the RTFC loan, Subordinated Capital Certificates (SCCs) are required to be purchased equal to 5% of the advanced amount. SCCs are noninterest- bearing and are returned as the loan is repaid.

         Cash paid for interest for 1997, 1996 and 1995, totaled $1.3 million, $1.3 million, and $1.2 million, respectively.

                      CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       LONG-TERM DEBT (Continued)

         Of the funds available under RTB and RTFC approved loans, $4.4 million remained unadvanced for local exchange carrier purposes as of December 31, 1997. In addition, under the RTFC loans $9 million is available to invest in PCS Wisconsin (see Note 15) and $0.2 million is available to purchase SCCs as of December 31, 1997.

         The annual requirements for principal repayments on long-term debt are approximately $0.6 million, $0.7 million, $5.7 million, $0.7 million, and $0.8 million for the years 1998 through 2002, respectively.

5.       SHORT-TERM FINANCING

         The table below contains information related to short-term financing:

                                             Year Ended December 31,
                                         1997          1996          1995
      In Thousands
      Balance of notes payable to
        banks at end of year             $1,328        $    *        $4,440
      Weighted average interest rate
        at end of year                    8.35%         8.10%         8.30%
      Maximum amount outstanding
        during year                      $4,812        $5,682        $4,440
      Average amount outstanding
        during year                       $ 786        $3,864        $1,619
      Weighted average interest
        rate during the year              8.32%         8.10%         8.80%

         *The balance of notes payable to banks at December 31, 1996 was included in long-term debt due to refinancing (See note 4).

         Chorus and its subsidiaries had available unused lines-of-credit of $10 million at December 31, 1997.

                               CHORUS COMMUNICATIONS GROUP, LTD.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       PROPERTY, PLANT AND EQUIPMENT

         The components of property, plant and equipment were as follows:

                                                   December 31,
                                                1997          1996
         In Thousands
         Land                                $ 1,368       $   444
         Buildings                             8,025         4,369
         Digital switching equipment          18,912        20,370
         Cable, wiring and conduit            32,541        29,920
         Other                                 7,479         7,367
         Under construction                       -             94
                                             -------       -------
                                              68,325        62,564
         Less accumulated depreciation       (27,667)      (28,162)
                                             -------       -------
         Total property, plant and equipment $40,658       $34,402
                                             =======       =======

         Depreciation expense for LECs in 1997, 1996 and 1995 was equivalent to a composite average percentage of 7.5%, 7.3% and 7.2%, respectively.

7.       RESTRICTION ON COMMON STOCK DIVIDENDS

         At December 31, 1997, all of the consolidated retained earnings were available for the payment of cash dividends on shares of Chorus common stock.

         However, certain LECs may not transfer funds to the parent in the form of cash dividends, loans or advances until certain financial requirements of their mortgages have been met. Of the $13.7 million underlying retained earnings of all Chorus subsidiaries at December 31, 1997, $5.7 million was available for the payment of dividends on the subsidiaries' common stock.

8.       CELLULAR LIMITED PARTNERSHIP INTERESTS

         The following is a summary of the Company's limited partnership interests through which cellular telephone service is provided in Wisconsin Standard

                          CHORUS COMMUNICATIONS GROUP, LTD.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       CELLULAR LIMITED PARTNERSHIP INTERESTS (Continued)

         Metropolitan Statistical Area (SMSA) and Rural Statistical Areas (RSA) (See Note 15).
                                                              December 31,
                                                           1997         1996
                  In Thousands
                  18.1% Interest in Madison SMSA           $3,649      $4,102
                  2.0% Interest in Wisconsin RSA 8             66          66
                                                           ------      ------
                                                           $3,715      $4,168

9.       PERSONAL COMMUNICATION SERVICES LICENSE

         PCS Wisconsin, LLC. (PCS-WI) holds an F-block license which allows it to construct and operate a personal communications services system
         (PCS) in ten counties in Southern Wisconsin. The license is carried at cost including acquisition costs and interest charges which are being capitalized prior to being operational. For 1997, interest of $130,000 was capitalized. (See Note 15).

         Mid-Plains (see Note 1) owns 75% of PCS-WI with the remaining 25% held by a minority interest.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The  carrying   amounts  of  cash  and  cash   equivalents,   temporary
         investments and short-term debt are based on face amounts which approximate fair value.

         After giving effect to refinancing (see Note 4), the fair value of long-term debt, estimated using discounted cash flow analysis based on Chorus' estimated current incremental borrowing rates for debt with similar terms, was as follows:
                                                  1997             1996
                                                  ----             ----
               In Thousands
               Carrying amount                    $22,626          $15,860
               Fair market value                  $22,565          $16,081

         It was not practicable to estimate the fair value of Chorus' investments in the cellular limited partnership interests because of lack of quoted market prices. The carrying amount at December 31, 1997 is based upon the cost method of accounting. Management believes this amount is not impaired (see Notes 8 and 15).

                              CHORUS COMMUNICATIONS GROUP, LTD.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INCOME TAXES

      The components of income tax expense were as follows:

                                            Year Ended December 31,
                                         1997         1996         1995
      In Thousands
      Current:
          Federal                        $2,751       $1,888       $1,881
          State                             703          521          486
      Deferred:
          Federal                          (153)         493          340
          State                             (24)         107          171
      Amortization of deferred
          investment tax credits            (59)         (77)         (97)
                                         ------       ------       ------
          Total income tax expense       $3,218       $2,932       $2,781
                                         ======       ======       ======

         Cash paid for income taxes for 1997, 1996 and 1995 totaled $3.5 million, $2.1 million and $2.5 million, respectively.

         The following is a reconciliation of the statutory federal income tax rate of 34% to Chorus' effective income tax rate.

                                                 Year Ended December 31,
                                              1997         1996         1995
         Statutory federal income tax
           rate                               34.0%        34.0%        34.0%
         State income taxes, net of
           federal benefit                     5.2          5.4          5.5
         Amortization of investment tax
           credits                             (.7)        (1.0)        (1.3)
         Amortization of excess deferred
           federal taxes                         -          (.3)         (.5)
         Other differences                       -           .1           .1
                                              -----        -----        -----
         Effective income tax rate            38.5%        38.2%        37.8%
                                              =====        =====        =====

                            CHORUS COMMUNICATIONS GROUP, LTD.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      INCOME TAXES (Continued)

     The components of Chorus' deferred tax asset (liability) were as follows:

                                                        December 31,
                                                    1997         1996
        In Thousands
        Deferred tax asset:
           Pension                                $  306      $      -
        Merger costs                                 109            14
           Compensated absences                      292           242
           Deferred compensation                     131           115
        Deferred income                              105           102
        Other                                        254           242
                                                  -------       -------
          Deferred tax asset                       1,197           715
                                                  -------       -------

         Deferred tax liability:
           Property, plant and equipment
             depreciation                         (3,317)       (2,608)
           Cellular interest                        (639)         (954)
           Unamortized investment tax credit        (114)         (186)
           Other                                      (6)          (61)
                                                 --------       -------
             Deferred tax liabilities             (4,076)       (3,809)
                                                 --------       -------

         Net deferred tax liability               (2,879)       (3,094)
         Less: Current deferred tax asset           (263)         (237)
                                                 --------      --------
             Long-term deferred tax liability    $(3,142)      $(3,331)

12.      BENEFIT PLANS

         PENSION PLAN
         Mid-Plains (See Note 1) has a pension plan covering most of the employees of its telephone operations. The plan is non-contributory and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with Mid-Plains and compensation rates near retirement. Mid- Plains' funding policy has been to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. Plan assets consist of fixed income securities.

                              CHORUS COMMUNICATIONS GROUP, LTD.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      BENEFIT PLANS (Continued)

         The components of net pension costs are as follows:

                                                 Year Ended December 31,
                                                1997          1996         1995
         In Thousands
         Service cost - benefits earned
           during the period                   $ 624         $ 506        $ 494
         Interest cost on projected benefit
           obligation                            590           488          454
         Actual return on plan assets           (680)         (228)        (719)
         Net amortization and deferral           241          (201)         403
                                               ------        ------       -----
         Net pension cost                      $ 775         $ 565        $ 632
                                               ======        ======       =====

         On December 17, 1996, the Company amended its pension plan to provide for its termination. Pension plan benefits cease to accrue to employees as of April 15, 1997, the effective date of pension plan termination. Regulatory approval is pending. These events resulted in a curtailment charge of $4,000 in 1997.

                                                  1997        1996       1995
                                                  ----        ----       ----
         Actuarial Assumptions -
           Discount Rate - interest rate used to
            adjust for the time value of money    4.50%       6.50%      6.50%
           Assumed rate of increase in
            compensation levels                   5.29%       5.26%      5.30%
           Expected long-term rate of return
            on pension assets                     7.75%       7.75%      7.75%

                          CHORUS COMMUNICATIONS GROUP, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      BENEFIT PLANS (Continued)

         The following table presents the funded status of the plan at October 1 for the year ended December 31.

                                                 1997             1996
                                                ------           -----
In Thousands
Vested benefit obligation                      $ 7,836          $ 5,717
Non-vested benefit obligation                        -              119
                                               -------          -------
Total actuarial present value of
  accumulated benefit obligation                $7,836          $ 5,836
                                               =======          =======
Projected benefit obligation for
  service rendered to date                     $(7,836)         $(9,124)
Plan assets at fair value as of
  October 1                                      7,055            6,748
                                               -------          -------
Plan assets less than
  projected benefit obligation                    (781)          (2,376)
Unrecognized loss on assets                         73            2,135
Unrecognized net asset at transition               (73)             (94)
Unrecognized prior service cost                      -              333
                                               -------          -------
Accrued pension cost at December 31            $  (781)         $    (2)
                                               =======          =======

401(k) BENEFIT PLANS
Chorus sponsors defined contribution 401(k) benefit plans to substantially all full-time employees. Under the plans, the Company provides matching contributions based on qualified employee contributions. Matching contributions were as follows: 1997 - $382,000, 1996 - $234,000, and 1995 - $219,000.

STOCK PLANS
Prior to the Mergers, Mid-Plains had a stock purchase plan which allowed employees and directors to purchase limited quantities of stock. The plan had a pricing policy under which employees, other than officers, could purchase shares at a discounted market price and officers and directors could buy shares at full market price. Purchases under the plan were as follows: 1997 - $103,000, 1996 - $220,000 and 1995 - $282,000.

Pioneer (see Note 1) previously had a Director Stock Option Plan (the Plan) which was terminated effective January 2, 1996. The Plan granted each director the option to purchase up to 200 shares of stock annually in lieu of receiving director fees or other compensation. In 1995, the directors purchased $78,000 in options, increasing the granted options to 35,200 shares. When the Plan was terminated in 1996, all shares subject to the granted options were exercised for a total of $9,000.

                           CHORUS COMMUNICATIONS GROUP, LTD.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      OPERATING SEGMENTS

         Chorus organizes its business into two reportable segments: local exchange carrier (LEC) services and system sales and services. The LEC services segment provides telephone and data services to customers in local exchanges located in southern Wisconsin. The system sales and services segment sells business systems and provides installation and service to a base of customers throughout Southern Wisconsin. Chorus also has operations in long distance, Internet services, and directory publishing that do not meet the quantitative thresholds for reportable segments.

         Chorus' reportable business segments are strategic business units that offer different products and services. Each segment is managed separately primarily because of different products, services and regulatory environments. LEC segments have been aggregated because of their similar characteristics.

         The segments' accounting policies are the same as those described in the summary of significant accounting policies. As required by the PSCW, transfers to LECs are accounted for at lower of cost or market however, costs to and between other segments are accounted for at market value.


                                                            1997
                                         Local     System
                                         Exchange  Sales and
                                         Carriers  Services    Other   Total
         In Thousands
         Revenues and sales -
           External customers            $24,006    $ 7,123    $5,208  $36,337
         Intersegment revenues and sales   1,282          -       248    1,530
         Interest revenue                    222         42       135      399
         Interest expense                  1,260          -       115    1,375
         Depreciation and amortization     4,521        122       121    4,764
         Segment profit (loss)             4,857        382      (133)   5,106
         Segment assets                   47,220      3,630    12,552   63,402
         Expenditures for segment assets   6,523         78     4,657   11,258

                               CHORUS COMMUNICATIONS GROUP, LTD.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      OPERATING SEGMENTS (Continued)

                                                     1996
                                          Local     System
                                          Exchange  Sales and
                                          Carriers  Services   Other    Total
         In Thousands
         Revenues and sales -
           External customers            $22,867    $ 7,538    $2,776   $33,181
         Intersegment revenues and sales     635          -        50       685
         Interest revenue                    148         36        94       278
         Interest expense                  1,408          3        44     1,455
         Depreciation and amortization     4,158        108        68     4,334
         Extraordinary item                1,782          -         -     1,782
         Segment profit (loss)             4,631        484      (377)    4,738
         Segment assets                   46,377      3,732     4,143    54,252
         Expenditures for segment assets   6,220        104       123     6,447

                                                       1995
                                          Local     System
                                          Exchange  Sales and
                                          Carriers  Services   Other    Total
         In Thousands
         Revenues and sales -
           External customers            $21,480    $ 6,768    $2,291  $30,539
         Intersegment revenues and sales     577          -        50      627
         Interest revenue                    134         23        55      212
         Interest expense                  1,201         28        11    1,240
         Depreciation and amortization     3,785        115        54    3,954
         Segment profit (loss)             4,653        237      (318)   4,572
         Segment assets                   47,243      3,144     2,364   52,751
         Expenditures for segment assets   7,509        129        27    7,665

                           CHORUS COMMUNICATIONS GROUP, LTD.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      OPERATING SEGMENTS (Continued)

         Reconciliation of Segment Information       1997       1996      1995
                                                     ----       ----      ----
         In Thousands
         Revenues and Sales
         Total revenues and sales for reportable
           segments                                $32,411     $31,040   $28,825
         Other revenues                              5,456       2,826     2,341
         Elimination of intersegment revenues
           and sales                                (1,530)       (685)    (627)
                                                   -------     -------   -------
         Consolidated revenues                     $36,337     $33,181   $30,539
                                                   =======     =======   =======

         Profit
         Total profit for reportable segments      $ 5,239     $ 5,115   $ 4,890
         Other profit (loss)                          (133)       (377)    (318)
         Unallocated amounts:
        Non-operating segment                            2           -         -
           Extraordinary charge                          -      (1,782)        -
           Minority interest                            28           3         -
                                                   -------     -------   -------
                  Net Income                       $ 5,136     $ 2,959   $ 4,572
                                                   =======     =======   =======

         Assets
         Total assets for reportable segments*     $50,850     $50,109   $50,837
         Other assets                               12,552       4,143     2,364
         Elimination of intercompany receivables    (1,774)     (2,544)    (705)
         Non-operating segment                         800           -         -
         Minority interest                             326          (3)        -
                                                   -------     -------   -------
                  Consolidated assets              $62,754     $51,705   $52,046
                                                   =======     =======   =======

         *The depreciation of Chorus' headquarters building, acquired in October 1997, is allocated to segments using its facilities. The related net cost of $4.4 million at December 31, 1997 is not allocated but included in the other segment assets.

                              CHORUS COMMUNICATIONS GROUP, LTD.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      OPERATING SEGMENTS (Continued)

         Consolidated   Interest  Expense  includes   intercompany  activity  of
         $74,000, $47,200, and $37,000 for 1997, 1996 and 1995, respectively.

         Major Customer Information
         The percentage of revenues for long-distance services provided to local exchange carriers which exceeded 10% of LEC revenues were: AT&T Communications, Inc. 19% in 1997, 28% in 1996, and 31% in 1995; MCI 11% in 1997, 14% in 1996 and 12% in 1995; Ameritech 17% in 1996 and 21% in
         1995. No other customer accounted for more than 10% of total revenues.

14.      SUBSEQUENT EVENT

         On January 28, 1998, Chorus acquired Executive Systems & Software, Inc., d/b/a The ComputerPLUS, and Intranet, Inc., which were under common ownership. The businesses were acquired for 20,000 shares of common stock and cash and notes totaling $1.0 million. Additionally, Chorus entered into covenants not to compete with the prior owner for $0.4 million. The acquisitions will be accounted for under the purchase method of accounting.

         The ComputerPLUS is a network systems integrator and computer reseller. IntraNet, Inc. is an Internet provider. The companies had combined sales and revenues of $9.2 million, $8.8 million and $7.1 million for their fiscal years 1997, 1996 and 1995, respectively. The acquisitions are not expected to have a material impact on Chorus' results of operations in 1998.

15.      COMMITMENTS AND CONTINGENCIES

         Capital  expenditures  for 1998 are  estimated  at $10.5  million,  and
         substantial   commitments  have  been  made  in  connection  with  such
         expectations.

         PCS LICENSE
         PCS-WI (see Note 9) is required by the FCC to construct a PCS system providing service to at least 25% of the population in the license area within five years of the grant of the license. The license was granted on April 28, 1997.

         The Company is studying options as to development, construction and introduction of PCS service. Buildout would require substantial capital and operating expenditures over the next several years in a highly competitive market.

                            CHORUS COMMUNICATIONS GROUP, LTD.


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      COMMITMENTS AND CONTINGENCIES (Continued)

         CELLULAR LIMITED PARTNERSHIP LITIGATION
         After PCS-WI was a successful bidder for a PCS license, the cellular partnership's general partner (See Note 8) discontinued providing Mid-Plains with substantially all of the information to which limited partners are entitled. Mid-Plains has, however, continued to receive distributions from the partnership. The partnership's general partner claims that Mid-Plains is in violation of the partnership agreement as a result of holding a PCS license in an area that is partially served by the cellular partnership. Mid-Plains believes that none of its actions conflict with the partnership interests and that it continues to be a limited partner in good standing in the partnership. Mid-Plains has commenced an action for declaratory relief in the Dane County, Wisconsin Circuit Court to resolve the dispute.

         PSCW LITIGATION
         In June 1997, the PSCW issued orders authorizing two companies, KMC Telecom, Inc. ("KMC") and TDS Datacom, Inc. ("TDS") to provide local exchange service in the Mid-Plains service territory. As part of these orders, the PSCW held that Mid-Plains was no longer entitled to either an exclusive franchise under state law or a rural telephone company exemption under federal law. The PSCW concluded that as a result of Mid-Plains entering into an alternative regulatory plan in 1996, it impliedly waived its federal and state law rights. Mid-Plains disagreed and filed a petition for judicial review in Dane County, Wisconsin Circuit Court. While the outcome of the petition was pending, the PSCW ordered Mid-Plains to participate in an arbitration proceeding with TDS regarding the terms and conditions of an interconnection agreement.

         In December 1997, the Dane County, Wisconsin Circuit Court held that the PSCW record was not sufficient to support a finding of implied consent or waiver by Mid-Plains and ordered the PSCW to conduct a hearing to determine whether Mid- Plains' adoption of its alternative regulatory plan constituted consent to entry of competitors within its franchise territory and waiver of its federal rural telephone company exemption. Notwithstanding the ruling, the PSCW has ordered TDS and Mid-Plains to enter into an interconnection agreement issued by the arbitration panel in January 1998. Mid-Plains has appealed that order. The PSCW is in the process of commencing a proceeding to review
         Mid-Plains' state franchise and federal rural exemption. Mid-Plains also has another related petition for review pending before the Dane County, Wisconsin Circuit Court. While Mid-Plains intends to continue to defend its right to have its state franchise and federal rural telephone company exemption determined under due

                            CHORUS COMMUNICATIONS GROUP, LTD.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      COMMITMENTS AND CONTINGENCIES (Continued)

         process of the law, it expects that competition will have some adverse effect upon its revenues in the future. The extent of that effect is unknown at this time.

16.      QUARTERLY FINANCIAL INFORMATION (Unaudited):

                                                     Quarter Ended
                                      March 31    June 30    Sept. 30    Dec.31
         In Thousands Except For Per Share Data
         1997
         Operating Revenues            $8,368      $8,996     $9,590    $9,383
         Operating Income              $1,780      $2,555     $2,823    $2,142
         Net Income                    $  980      $1,445     $1,539    $1,172
         Earnings per Share            $  .36      $  .54     $  .57    $  .44

         1996
         Operating Revenues            $8,084      $7,901     $8,810    $8,386
         Operating Income              $2,177      $2,142     $2,455    $2,069
         Income before Extraordinary
           Charge                      $1,156      $1,185     $1,282    $1,118
         Net Income (loss)             $1,156      $ (597)    $1,282    $1,118
         Earnings per Share            $  .43      $ (.22)    $  .48    $  .41

         The second quarter of 1996 includes a $1.8 million ($.67 per share) after tax charge related to the discontinuance of applying FAS 71, as discussed in Note 3 above.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of Chorus are as follows:

Name                            Age  Position
Dean W. Voeks                   55   Chief Executive Officer and Director:
                                       1998 <F3>

Howard G. Hopeman               54   Executive Vice President and
                                       Chief Financial Officer
Darold J. Londo                 33   Vice President, Human Resources

Daniel J. Stein                 43   Executive Vice President of subsidiary,
                                       MPCS
Fredrick E. Urben               56   Secretary & Treasurer

G. Burton Bloch<F1>             76   Director: 1999<F3>

Charles Maulbetsch<F1><F2>      63   Director: 1999<F3>

Harold L.(Lee) Swanson<F1><F2>  60   Director: 2000<F3>

Douglas J. Timmerman<F1>        57   Director: 1998<F3>
----------

<F1>Member of Compensation Committee
<F2>Member of Audit Committee
<F3>Annual Meeting at which current director term expires

Dean W. Voeks is Chief  Executive Officer of Chorus; President and director of:
Mid-Plains and MPCS since 1991, The ComputerPLUS and IntraNet since January of 1998; a director of Pioneer since 1997; also a director of First Business Bank of Madison.

Howard G. Hopeman is executive vice president and chief financial officer of Chorus. He has also served as Vice President and Chief Financial Officer of Mid-Plains since 1989 and is Secretary and Treasurer of MPCS.

Darold J. Londo is Vice President of Human Resources of Chorus and Mid-Plains since joining the organization in December of 1997. Prior to this, Mr. Londo was an attorney for Axley Brynelson, Attorneys and Counselors, since 1993.

Daniel J. Stein has served as Executive Vice President of MPCS for the past 11 years.

Fredrick E. Urben is Secretary & Treasurer of Chorus and Mid-Plains. Mr. Urben has been an officer of Mid-Plains since 1972 and a Director of Mid-Plains since 1977.

G. Burton Bloch is a retired dentist; Secretary and a director of Pioneer since 1987 and Farmers since 1975.

Charles Maulbetsch was a Vice President of Middleton Community Bank from January 1, 1995 until his retirement December 31, 1995; prior to that he was a Bank Consultant; also a director of Mid-Plains since 1981, and Middleton Community Bank.

Harold L.(Lee) Swanson is Chief Executive Officer, President and a director of State Bank of Cross Plains of which he has been associated with for over 32 years; a director of Mid-Plains since 1981; also a director of Madison Gas & Electric. Mr.
Swanson is Chairman of the Compensation Committee.

Douglas J. Timmerman is Chief Executive Officer and a director of AnchorBank and Anchor BanCorp Wisconsin, Inc. of which he has been associated with for over 20 years; President of Pioneer; Director of Mid-Plains, Pioneer, and Farmers as well as Credit Bureau of Madison, Federal Home Loan Bank of Chicago and Wisconsin Cheeseman, Inc.

Item 11.  EXECUTIVE COMPENSATION

Compensation of Directors

Effective June 1, 1997, the date of the reorganization of Mid-Plains and Pioneer as subsidiaries of Chorus (the "Mergers"), the total annual director fees that Messrs. Bloch, Maulbetsch, Swanson and Timmerman receive for serving on Chorus' Board, and any subsidiary boards, was set at $20,000. In addition, Mr. Bloch receives officer salaries totaling $5,500 for serving as Secretary of Pioneer and Farmers. Mr. Timmerman receives an officer salary of $3,400 for serving as President of Pioneer. Mr. Voeks did not receive any director fees. The Chorus Board of Directors met three times in 1997. All directors attended more than 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which they served.

The following table summarizes the compensation for the fiscal years 1995, 1996 and 1997 of the Chief Executive Officer and two other executive officers whose compensation exceeded $100,000 for fiscal year 1997.

                       SUMMARY COMPENSATION TABLE

Name and                              Annual Compensation       All Other
Principal Position           Year       Salary    Bonus       Compensation<F1>
Dean W. Voeks:               1997     $150,000   $45,000         $9,500
 Chief Executive Officer     1996     $145,000   $35,000         $7,560
                             1995     $140,000   $25,000         $6,930

Howard G. Hopeman:           1997     $100,500   $20,000         $7,691
 Executive Vice President    1996     $ 97,000   $15,000         $4,704
 and Chief Financial         1995     $ 93,500   $11,000         $4,389
 Officer

Daniel J. Stein:             1997     $ 86,000   $10,000         $6,079
 Executive Vice President    1996     $ 83,000   $ 2,500         $3,218
 of MPCS                     1995     $ 80,000   $ 5,000         $3,570

<F1>Company matching contribution to defined contribution 401(k) benefit plan.

                     REPORT OF THE COMPENSATION COMMITTEE

         In February 1997, prior to the Mergers, the 1997 salary for Mr. Voeks, Chief Executive Officer, was set by Mid-Plains' Compensation Committee. This committee included Messrs. Maulbetsch and Swanson and the other Mid-Plains outside directors. Mid-Plains' Compensation Committee considered performance factors such as revenues, earnings and other available financial criteria in determining his salary.

         At the time the 1997 salary level was set for Mr. Voeks, Mid-Plains' Compensation Committee reviewed Company performance for 1996. The information showed a 10% increase in revenues for 1996 over 1995 and Income before Extraordinary Item as being level between 1996 and 1995.

         In March 1998, Chorus' Compensation Committee reviewed Mr.Voeks' 1997 salary and set a bonus for 1997 at $45,000. The bonus was determined based on a comparison of Mr. Voeks' compensation level with those of chief executive officers included in two compensation surveys prepared by independent telephone company associations. Chorus' Compensation Committee determined that Mr. Voeks' compensation level should be at the 90 percent level of these studies because the studies included many smaller rural telephone companies and cooperatives. In addition, Chorus' Compensation Committee reviewed salary information from a survey of similar sized electronic and technology companies.

Mr. Voeks sets the salaries for other executive officers and determines their bonuses based on Company performance and pre-established goals.



                             COMPENSATION COMMITTEE


        G. Burton Bloch                             Harold L. (Lee) Swanson
        Charles Maulbetsch                          Douglas J. Timmerman



                  COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

         Security and Exchange Commission rules require that the Company show a graphical comparison of the total return on its common stock for the last five fiscal years with the total returns of a broad market index and a more narrowly focused industry or group index. (Total return is defined as the return on common stock including dividends and stock price appreciation, assuming reinvestment of dividends.) The Company has selected the Standard & Poors (S&P) 500 Index for the broad market index, and an S&P 500 Telephone Index as the industry index. These indices were selected because of their broad availability and recognition. The Company was formed on June 1, 1997 as a result of the Mergers. The total return for the Company is based on the total return on Chorus' common stock beginning June 1997 and Mid-Plains' common stock prior to the June 1997 Mergers. The following chart compares the total return of an investment of $100 in Company (Chorus/Mid-Plains) common stock on December 31, 1992, with like returns for the S&P 500 and S&P 500 Telephone indices.


                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                              CHORUS/MID-PLAINS
                       S&P 500 and S&P Telephone Indices

                          [Line graph of data points]

                   S&P 500             S&P 500                  CHORUS/
                    INDEX          TELEPHONE INDEX              MID-PLAINS
Base Period         100                 100                     100
1993                110                 115                     127
1994                112                 111                     147
1995                153                 167                     173
1996                189                 168                     186
1997                252                 235                     186

                       Pension Plan and Supplemental Retirement Plan

         Mid-Plains has a defined benefit pension plan covering the employees of its telephone operations. Retirement benefits are based upon years of service with Mid- Plains and final five-year average annual salary. On December 17, 1996, Mid-Plains amended its pension plan to provide for its termination. Pension benefits ceased to accrue to employees as of April 15, 1997, the effective date of pension plan termination. Regulatory approval is pending. Messrs. Hopeman, Stein and Voeks are covered under the plan.

         Two officers of Mid-Plains are also covered under a nonqualified supplemental retirement plan which provides a supplemental retirement benefit. The plan requires an annual contribution of $44,190 and $31,970 for Mr. Voeks and Mr. Hopeman, respectively, until age 60. The participants' benefits are based on Mid-Plains' contribution plus income earned.


                             Management Continuity Plan

         Chorus has severance pay agreements ("Agreements") with Messrs. Hopeman, Stein and Voeks and one other executive officer. The purpose of the Agreements is to encourage the executive officers to continue to carry out their duties in the event of the possibility of a change in control of the Company.

         Benefits are payable under the Agreements only if a change in control has occurred and within three years after such change the executive's employment is terminated: (a) by the Company or its successor for reasons other than "cause"; or (b) voluntarily by the executive for "good reason," in each case as defined in the Agreements. The principal benefit under the Agreement is a lump-sum payment equal to 2.99 times the executive's annual compensation. Each of the Agreements is automatically extended annually, unless either the Company or the respective employee gives a written notice of cancellation of such automatic extension.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Management

         At January 31, 1998, each director and each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group beneficially owned common stock of the Company as listed in the following table. To our knowledge, no shareholder owned 5 percent or more of the Company's outstanding common stock as of January 31, 1998.

                                    Shares                    Percent
Name of Beneficial Owner         Beneficially Owned           of Class
   G. Burton Bloch                 17,955<F1>                 0.7%
   Howard G. Hopeman                7,659<F2>                 0.3%
   Charles Maulbetsch              25,500<F2>                 0.9%
   Daniel J. Stein                  2,015<F2>                 0.1%
   Harold L. (Lee) Swanson          8,000<F2>                 0.3%
   Douglas J. Timmerman            22,908<F3>                 0.8%
   Dean W. Voeks                    2,304<F2><F4>             0.1%

All directors and executive
officers as a group (9 persons)   108,290                     4.0%


        <F1>Includes  17,843 shares of Company common stock in a family trust in which Mr. Bloch has pecuniary interest, voting and investment power, and 112 shares of Company common stock in a partnership in which Mr. Bloch has a pecuniary interest, voting and investment power.

        <F2>Includes  5,244,  500, 900, 5,515 and 1,037 shares of Company common stock in self-directed Individual Retirement Accounts, to which Messrs. Hopeman, Maulbetsch, Stein, Swanson and Voeks, respectively, have voting and investment power.

        <F3>Includes   22,712  shares  of  Company  common  stock  in  a  family
partnership in which Mr. Timmerman has a pecuniary interest, voting and investment power, 112 shares of Company common stock in a partnership in which Mr. Timmerman has a pecuniary interest, voting and investment power, and 84 shares of Company common stock in custodial ownership form in which Mr. Timmerman has voting and investment power.

        <F4>Includes  150  shares  of  Company  common  stock in a  Supplemental
Retirement Plan to which Mr. Voeks has voting and investment power.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 ("Annual Statement of Changes in Beneficial Ownership") were required, the Company believes that during 1997 all required filings were made in a timely fashion except for the following: one Form 3 ("Initial Statement of Beneficial Ownership of Securities") for Mr. Stein was inadvertently filed late.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

(a)      1.       Consolidated Financial Statements
                  See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

         2.       Financial Statements Schedule.

                  All schedules are omitted because of the absence of conditions under which they are required.

         3.       Exhibits.

                  Exhibits filed (or to be filed) as a part of this Form 10-K Annual Report are as follows:

                      Exhibit Number              Description

                         12               Computation of Ratio of Earnings to
                                            Fixed Charges
                         21               Subsidiaries of the Registrant
                         27               Financial Data Schedule

                      Exhibits Incorporated by Reference

                      2    Agreement  and Plan of  Merger,  dated  December  31,
                           1996, by Mid- Plains, Inc. And Pioneer Communications, Inc., incorporated by reference to Form 8-A12G, reporting under Exchange Act Section 12(g), filed on December 12, 1997, File No 000-23443.

                      3(i) Articles of Incorporation  (incorporated by reference to Form 8-A12G, reporting under Exchange Act Section 12(g), filed on December 2, 1997, file No. 000-23443).

                      3(ii)By-Laws  (incorporated  by  reference to Form 8-A12G, reporting under Exchange Act Section 12(g), filed on December 2, 1997, file No. 000-23443).

(B) Reports on Form 8-K.

         On January 15, 1998, Chorus filed a Form 8-K Current Report under Item 5 Other Events where the Company reported issuing a press release announcing acquisition of Executive Systems, Inc. d/b/a The ComputerPLUS and IntraNet, Inc. On January 23, 1998, Chorus filed a Form 8-K Current Report under Item 5 Other Events where the Company reported that one of its subsidiaries Mid-Plains, Inc. was engaged in litigation regarding its cellular partnership investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CHORUS COMMUNICATIONS GROUP, LTD.
                                 (Registrant)

Date: March 31, 1998                                 By /s/Dean W. Voeks
                                                     Dean W. Voeks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Dean W. Voeks           Chief Executive Officer and         March 31, 1998
------------------------   Director
Dean W. Voeks              (Principal Executive Officer)

/s/Howard G. Hopeman       Executive Vice-President and        March 31, 1998
------------------------   Chief Financial Officer
Howard G. Hopeman          (Principal Financial
                           and Accounting Officer)

/s/Charles Maulbetsch      Director                            March 31, 1998
------------------------
Charles Maulbetsch

/s/Harold L.(Lee) Swanson  Director                            March 31, 1998
------------------------
Harold L. (Lee) Swanson



The above signatures include a majority of the signatures of the Board of Directors.