Form 10-Q
period 1998-03-31
CHORUS COMMUNICATIONS GROUP LTD
filed 1998-05-15
CIK 1034668

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934


For Quarter ended    March 31, 1998     Commission file number  333-23435



                      CHORUS COMMUNICATIONS GROUP, LTD.
          (Exact Name of Registrant as Specified in its Charter)


                WISCONSIN                                     39-1880843
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)


 8501 Excelsior Drive, Madison, Wisconsin                      53717
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code      (608) 828-2000



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X     No


As of April 1, 1998, there were 5,408,606 shares of Common Stock outstanding.

                    CHORUS COMMUNICATIONS GROUP, LTD.
                     1st QUARTER REPORT ON FORM 10-Q


                                         INDEX




PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
              Consolidated Balance Sheets -
                 March 31, 1998 and December 31, 1997

                Consolidated Statements of Income -
                 Three Months Ended March 31, 1998 and 1997

              Consolidated Statements of Cash Flow -
                 Three Months Ended March 31, 1998 and 1997

              Notes to Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
                of Operations


PART II.  OTHER INFORMATION

   Item 1. Legal proceedings
   Item 2. Changes in Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 6. Exhibits and Reports on Form 8-K


Signatures


All   other  schedules  and  compliance  information  called  for  by   the
instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                  Part 1

                           FINANCIAL INFORMATION

Item 1. Financial Statements


                     CHORUS COMMUNICATIONS GROUP, LTD.

                       CONSOLIDATED BALANCE SHEETS

                                                   March  31,    December  31,
                                                     1998           1997
In Thousands
ASSETS
CURRENT ASSETS
     Cash  and  cash equivalents                  $ 3,416         $2,736
     Temporary investments                          2,400          2,500
     Accounts receivable
       Due from customers                           4,852          3,045
       Other, principally connecting
         companies                                  1,939          2,446
     Inventories
       Plant materials and supplies                   596            542
       Systems and parts                            1,215            911
     Other                                          1,190          1,498
       Total Current Assets                        15,608         13,678

PROPERTY, PLANT AND EQUIPMENT

    In service and under construction              70,312         68,325
    Less accumulated depreciation                 (29,230)       (27,667)
    Total Property, Plant, and Equipment           41,082         40,658


CELLULAR LIMITED PARTNERSHIP INTERESTS              3,715          3,715

PERSONAL COMMUNICATION SERVICES LICENSE             3,465          3,418

GOODWILL, net of amortization of $24 thousand       1,425           -

OTHER ASSETS                                        1,306          1,285


     TOTAL  ASSETS                               $ 66,601       $ 62,754


                     CHORUS COMMUNICATIONS GROUP, LTD.

                       CONSOLIDATED BALANCE SHEETS

                                               March 31,       December 31,
                                                1998            1997
In Thousands
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

   Current maturities of long-term debt        $  617           $  614
   Notes payable                                2,325            1,328
   Accounts payable                             2,899            3,345
   Accrued pension cost                           781              781
   Other                                        3,002            1,005
      Total Current Liabilities                 9,624            7,073

LONG-TERM DEBT                                 21,852           22,012

DEFERRED INCOME TAXES                           3,154            3,142

OTHER LIABILITIES                               1,434            1,384
      Total Liabilities                        36,064           33,611

MINORITY INTEREST                                 371              370

SHAREHOLDERS' EQUITY
    Common stock, no par value;                14,668           13,868
    authorized 25 million shares;
    issued and outstanding 5,408,606
    and 5,368,606 shares, respectively

    Retained earnings                          15,498           14,905
        Total Shareholders' Equity             30,166           28,773


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 66,601          $62,754


See Notes to Consolidated Financial Statements



                  CHORUS COMMUNICATIONS GROUP, LTD.

                  CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   March 31,    March 31,
                                                    1998          1997
In thousands except for per share data
REVENUES AND SALES
  Local exchange carrier services                 $ 6,595        $ 5,649
  System sales and services                         2,645          1,541
  Other services and sales                          1,698          1,123
         Total Revenues and Sales                  10,938          8,313

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                1,818            864
  Cost of services                                  1,815          1,593
  Selling, general & administrative                 3,456          2,913
  Depreciation & amortization                       1,290          1,167
         Total Operating Costs and Expenses         8,379          6,537

OPERATING INCOME                                    2,559          1,776
  Other income                                         77             54
  Interest Expense                                   (408)          (335)
  Minority Interest                                    (1)             5

INCOME BEFORE INCOME TAXES                          2,227          1,500
  Income tax expense                                  850            522

NET INCOME                                        $ 1,377         $  978
EARNINGS PER SHARE                                $   .26         $  .18

Average common shares outstanding                   5,399          5,365

Dividends per share                                  .145           .135<F1>



<F1> The March 31, 1997 cash dividend per share is for Mid-Plains stock prior to the June 1997 mergers.

See Notes to Consolidated Financial Statements

                  CHORUS COMMUNICATIONS GROUP, LTD.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Three Months Ended
                                               March 31,   March 31,
                                               1998          1997
In Thousands
OPERATIONS
   Net income                                  $ 1,377     $  978
   Adjustments to reconcile net income
   to net cash from operations:
     Depreciation and amortization               1,290      1,167
     Deferred income taxes                                     10
     Changes in current assets and
     current liabilities:
          Receivables - net                      (649)       (936)
          Inventories - net                        39         (27)
          Payables - net                         (941)       (418)
     Other - net                                2,194       1,284
          Net cash from operations              3,310       2,058


INVESTING
     Capital expenditures                      (1,249)     (1,388)
     Personal Communication Services license      (47)       (694)
     Acquisitions (net of cash acquired)         (282)         -
     Short-term investments - net                 100        (200)
     Other - net                                  (25)        127
          Net cash (used in) investing         (1,503)     (2,155)

FINANCING
     Stock plans                                   -          103
     Dividends paid                              (784)       (538)
     Long-term debt issued                         -          745
     Long-term debt repaid                       (338)        (42)
     Short-term bank notes - net                   (5)      1,174
          Net cash from (used in) financing    (1,127)      1,442

Increase in cash and cash equivalents             680       1,345

Cash and cash equivalents:
     Beginning of period                        2,736       1,902
     End of period                            $ 3,416     $ 3,247


See Notes to Consolidated Financial Statements

                  CHORUS COMMUNICATIONS GROUP, LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1998.

2.   ACQUISITIONS

     On January 29, 1998, Chorus acquired Executive Systems &
     Software, Inc., d/b/a The ComputerPlus, and IntraNet Inc., which were under common ownership. The businesses were acquired for 20,000 shares of common stock, cash of $500,000 and notes payable of $500,000.

     The acquisitions were accounted for as a purchase and, accordingly, the operating results of The ComputerPlus and Intranet, Inc. have been included in Chorus' consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of $1.4 million is being amortized over 10 years.

     The following summarized unaudited pro forma consolidated results of operations for the quarter ended March 31, 1998 and 1997 assumes the acquisition had occurred on January 1 of each year.

     PRO FORMA INFORMATION

     (In Thousands, except for per share data)

                                        Three Months Ended
                                        March 31,    March 31,
                                        1998         1997
     Net Sales                          $  11,495    $  10,489
     Net Income                             1,265        1,057
     Earnings per share                 $     .23    $     .20

     These amounts include The ComputerPlus' and Intranet, Inc.'s actual results for the three months ended March 31, 1998 and 1997. These amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from continued operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.   SUBSEQUENT EVENT

     On April 1, 1998, Chorus declared a 2-for-1 common stock split. Retroactive effect has been given to the stock split in all common share and per share data.

4.   OPERATING SEGMENTS

     Chorus organizes its business into two reportable segments: local exchange carrier (LEC) services and system sales and services. The LEC services segment provides telephone and data services to customers in local exchanges located in Southern Wisconsin. As a result of acquisitions in January 1998, the system sales and services operations, which provide the sale, installation and servicing of business phone systems, was expanded to include computer network systems integration and computer sales. Chorus also has operations in long distance, Internet services, and directory publishing that do not meet the quantitative thresholds for reportable segments.

(In Thousands)              Local Exchange Systems Sales
                            Carriers       and Services    Other    Total
March 31, 1998

Revenues and sales
     External customers-    $ 6,595        $ 2,645        $ 1,698    $10,938
     Intersegment               179              0            110        289
Segment profit                1,333             14             45      1,392


March 31, 1997

Revenues and sales
     External customers-    $ 5,649       $ 1,541        $ 1,123     $ 8,313
     Intersegment               331             0             29         360
Segment profit (loss)           970            93            (89)        974

Reconciliation of Segment Information

(In Thousands)                          March 31, 1998     March 31, 1997
Profit

Total profit for reportable segments    $ 1,347             $ 1,063
Other profit (loss)                          45                 (89)
Unallocated amounts:
Non-operating segment                       (14)                  -
Minority interest                            (1)                  4

Net Income                              $ 1,377             $   978

5.   CONTINGENCIES

     On May 14, 1998, the Public Service Commission of Wisconsin (the"Commission") issued an order which certified two competitors, TDS Metrocom, Inc., and KMC Telecom, Inc., to provide local telephone service in the territory served by Mid-Plains, Inc. The Commission also terminated the rural telephone company exemption of Mid-Plains as it pertains to the interconnection request of TDS. Mid-Plains is in the process of reviewing the Commission's order and what legal action Mid-Plains may pursue as a response. As a result of the authorization of two competitors, Mid-Plains does expect that competition will have some adverse effect upon its revenues in the future. The extent of that effect is unknown at this time.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effective June 1, 1997, Mid-Plains, Inc. (Mid-Plains) and Pioneer Communications, Inc. (Pioneer) merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. The mergers have been accounted for as a pooling-of-interests and, accordingly, historical financial data shown below has been reported as if the companies have always been one.

Effective January 29, 1998, Chorus acquired Executive Systems & Software, Inc., d/b/a/ The ComputerPlus and IntraNet, Inc. The acquisitions were accounted for under the purchase method of accounting and accordingly, the results of operations of The ComputerPlus and IntraNet, Inc. have been included in the consolidated results of operations of Chorus from the date of acquisition.


RESULTS OF OPERATIONS

OVERVIEW

Chorus' reported net income increased $0.4 million, to $1.4 million for the quarter ended March 31, 1998 as compared to the same period in 1997.

Revenues increased $2.6 million for the first quarter of 1998 as compared to the first quarter of 1997. The acquisition of The ComputerPLUS and IntraNet, Inc. accounted for $1.5 million of the increase with the remainder due to growth in LEC services and Other Services and Sales.

Operating costs and expenses increased $1.8 million for the first quarter of 1998 as compared to the first quarter of 1997.  $1.4 million of the increased costs were due to the operations of the acquisitions noted above.

RESULTS OF OPERATIONS OF THE BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services and system sales and services.

Local Exchange Carrier Services

LEC services provide telephone and data services to customers in
local exchanges located in Southern Wisconsin.   LEC services
operating income consisted of the following:

                                        For the First Quarter Ended
                                         1998          1997
In Thousands
Revenues and Sales                       6,774         5,980
Operating Costs and Expenses             4,283         4,213
LEC Services Operating Income            2,491         1,767
Intercompany eliminations                 (179)         (331)

Operating Income                        $2,312        $1,436

LEC services revenues are derived from local network services, interstate network access, intrastate network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased $0.4 million for the first quarter of 1998 as compared to the first quarter of 1997. This was principally due to Mid-Plains Alternative Regulation Plan, which raised local service rates on September 1, 1997, having the effect of increasing local service revenues by $0.2 million for the first quarter of 1998 as compared to 1997. Additionally, all LECs experienced a greater demand for service as evidenced by an 8% increase in the number of access lines.

Interstate and intrastate network access revenues are based on fees charged to interexchange carriers that use the LECs' local network to provide long distance service to their customers. Interstate revenues grew $0.5 million in the first quarter of 1998 as compared to the first quarter of 1997. This increase was largely due to higher demand for access services as evidenced by a 12% growth in minutes of use for the first quarter of 1998 as compared to the first quarter of 1997. Additionally, a true-up adjustment from the National Exchange Carrier Association reduced 1997 interstate network access revenues by $0.2 million.

Intrastate network access revenues decrease $0.2 million in the first quarter of 1998 as compared to the first quarter of 1997. This was due to Mid-Plains Alternative Regulation Plan, which lowered intrastate network access rates, decreasing revenues by $0.2 million for the first quarter of 1998 as compared to the first quarter of 1997.

Operating costs and expenses grew $0.1 million in the first quarter of 1998 as compared to the same time period in 1997. This increase was primarily due to $0.1 million of expenditures related to regulatory matters more fully discussed in Part II, Item 1 Legal Proceedings.

System Sales and Services

System sales and services sell business systems and provide installation and services throughout Southern Wisconsin.
Additionally, with the acquisition of The ComputerPlus, this segment was expanded to include computer network systems integration and computer sales.

System sales and services operating income consisted of the following:

                                       For the First Quarter Ended
                                       1998          1997
In Thousands
Revenues and Sales                     $  2,645      $  1,541

Operating Costs and Expenses              2,599         1,403

System Sales & Services Operating Income     46           138
Intercompany eliminations                     9            15

Operating Income                       $     55      $    153

System sales and services revenues increased $1.1 million in the first quarter of 1998 as compared to the first quarter of 1997. The increase in revenues is due to the acquisition of The ComputerPlus whose revenues are included in the financials statements and related data from January 29, 1998, the date of the acquisition.

Operating costs and expenses increased $1.2 million in the first quarter of 1998 as compared to the first quarter of 1997. This was due primarily to cost of goods sold which increased by $0.9 million primarily as a result of the purchase of The ComputerPlus. In addition, selling, general and administrative expenses increased $0.2 million, primarily due to the acquisition of The ComputerPlus.

Other Services and Sales

Other services and sales include operations from long distance, Internet and directory publishing operations. Other services and sales operating income consisted of the following:

                                                For the First Quarter Ended
                                                1998            1997
In Thousands
Revenues and Sales                              $  1,726        $  1 152

Operating Costs and Expenses                       1,704           1,281


Other Services & Sales Operating Income (Loss)        22           (129)
Intercompany eliminations                            170            316
Operating Income                                $    192        $   187

Revenues from other services and sales increased $0.6 million in the first quarter of 1998 as compared to the first quarter of 1997. The increase was due to the acquisition of IntraNet, Inc. on January 29, 1998, which accounted for $0.2 million of the increase, as well as the growth in the number of customers. This was offset in part from the termination in October of 1997 of a temporary arrangement to resell intralata toll service.

The increases in operating costs and expenses in the first quarter of 1998 as compared to the first quarter of 1997 were primarily due to the acquisition of IntraNet, Inc. as well as growth in internal operations.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first quarter of 1998 was $3.3 million.


INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first quarter of 1998 was $1.2 million. Additionally, Chorus acquired Executive Systems & Software, Inc., d/b/a/ The ComputerPlus and IntraNet, Inc. for 20,000 shares of common stock, $0.5 million cash and notes of $0.5 million to be paid over two years.

FINANCING ACTIVITIES

During the first quarter of 1998, Chorus repaid $0.3 million of long-term debt.

It is anticipated that the capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, and dividend payments will be provided for with cash flow from operating activities and the issuance of debt.

At May 7, 1998, Chorus has available unused lines-of-credit of $10.7 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, competition could have a negative impact on Chorus' future operations and cash flows.


REGULATION AND COMPETITION

As more fully discussed in Part II Item 1 Legal Proceedings, Mid-
Plains is subject to future competition which Mid-Plains expects will have some adverse effect upon its future revenues. The extent of that effect is unknown at this time.

FORWARD-LOOKING STATEMENTS

The Company cautions that except for historical information, the matters discussed or incorporated by reference in the Quarterly
Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause results to differ materially from such forward-looking statements. Such risks and uncertainties include, but are not limited to rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry and regulatory limitations on the Company's ability to change its pricing for communications services.
In addition to these factors, actual future outcomes and results may differ materially because factors including (without limitation) market conditions and growth rates, economic conditions, policy changes and the continued availability of financing in the amounts, at the terms, and on the conditions necessary to support the Company's future business, and other factors indicated from time to time in the Company's filings with the Securities and Exchange
Commission. Such forward-looking statements reflect only information available at the time this report is being filed, as a result the Company undertakes no obligation to update the statements to reflect subsequent circumstances or events.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 14, 1998, the Public Service Commission of Wisconsin (the "Commission") issued an order which certified two competitors, TDS Metrocom Inc. and KMC Telecom, Inc. to provide local phone service in the territory served by Mid-Plains, Inc. The Commission also terminated the rural telephone company exemption of Mid-Plains as it pertains to the interconnection request of TDS. Mid-plains is in the process of reviewing the Commission's order and what legal action Mid-Plains may pursue as a response. As a result of the authorization of two competitors, Mid-Plains does expect that competition will have some adverse effect upon its revenues in the future. The extent of that effect is unknown at this time.


Item 2.  Changes in Securities

On January 29, 1998 Chorus issued 20,000 shares of common stock to three individuals, each of whom were Wisconsin residents at the time of issuance, in connection with the simultaneous acquisitions of Executive Systems & Software, Inc., d/b/a The ComputerPLUS and IntraNet, Inc. There were no underwriters used in these transactions. The securities were exempt from registration under the Securities Act of 1933 (the "33 Act") pursuant to Section 4(2) of the '33 Act, 15 U.S.C. Section 77d(2) (the "Section 4(2) Private Placement Exemption"). The securities were also exempt from registration pursuant to Section 3(a)(11) of the '33 Act, Section 77 c(a)(11)(the "Intrastate Offering Exemption") and Rule 505, 17 C.F.R. Section
230.505 (a "Regulation D Exemption"). The securities are "restricted securities" pursuant to the rules promulgated under the '33 Act, and cannot be resold for an indefinite period of time.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 20, 1998. The meeting involved the election of directors. The shareholders approved the nomination of Douglas J. Timmerman and Dean W. Voeks to serve the Company as directors for a three-year term. Directors of the Company who are continuing their terms are G. Burton Block, Charles Maulbetsch and Howard L. (Lee) Swanson.



Item 6. Exhibits and Reports on Form 8-K

 (a) List of Exhibits

     (27) Financial Data Schedule

 (b) Reports on Form 8-K.

     On January 15, 1998, Chorus filed a Form 8-K Current Report under Item 5 Other Events where the Company reported issuing a press release announcing acquisition of Executive Systems,Inc. d/b/a The ComputerPLUS and IntraNet, Inc. On January 23, 1998, Chorus filed a Form 8-K Current Report under Item 5 Other Events where the Company reported that one of its subsidiaries, Mid-Plains, Inc. was engaged in litigation regarding its cellular partnership investments.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CHORUS COMMUNICATIONS GROUP, LTD.
                              (Registrant)

Date:  May 15, 1998 /s/Dean W. Voeks
                    Dean W. Voeks
                    Chief Executive Officer

Date:  May 15, 1998 /s/Howard G. Hopeman
                    Howard G. Hopeman
                    Executive Vice-President and Chief Financial
                    Officer