Form 10-Q
period 1998-06-30
CHORUS COMMUNICATIONS GROUP LTD
filed 1998-08-14
CIK 1034668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


        For Quarter ended June 30, 1998 Commission file number 333-23435



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



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of June 30, 1998, there were 5,408,606 shares of Common Stock outstanding.

                        CHORUS COMMUNICATIONS GROUP, LTD.
                         2nd QUARTER REPORT ON FORM 10-Q


                                         INDEX




PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements
             Consolidated Balance Sheets -
                June 30, 1998 and December 31, 1997

             Consolidated Statements of Income -
                Three and Six Month Periods Ended June 30, 1998 and 1997

             Consolidated Statements of Cash Flow -
                Six Months Ended June 30, 1998 and 1997

             Notes to Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

   Item 1.  Legal proceedings
   Item 6.  Exhibits and Reports on Form 8-K


Signatures


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Part 1

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        CHORUS COMMUNICATIONS GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS


                                                June 30,         December 31,
                                                  1998               1997
                                             ---------------------------------
In Thousands

ASSETS
CURRENT ASSETS

   Cash and cash equivalents                  $   4,387         $   2,736
   Temporary investments                          2,000             2,500
   Accounts receivable
      Due from customers                          3,329             3,045
      Other, principally connecting companies     3,409             2,446
   Inventories
      Plant materials and supplies                  648               542
      Systems and parts                           1,243               911
   Other                                          1,185             1,498
                                               ---------         ---------
      Total Current Assets                       16,201            13,678
                                               ---------         ---------

PROPERTY, PLANT AND EQUIPMENT

   In service and under construction             74,192            68,325
   Less accumulated depreciation                (30,515)          (27,667)
                                               ---------         ---------
      Total Property, Plant, and Equipment       43,677            40,658
                                               ---------         ---------


CELLULAR LIMITED PARTNERSHIP INTERESTS            3,715             3,715


PERSONAL COMMUNICATION SERVICES LICENSE           3,512             3,418

GOODWILL, net of amortization of $61 thousand     1,403                 -

OTHER ASSETS                                      1,323             1,285
                                               ---------          ---------



   TOTAL ASSETS                                $  69,831         $  62,754
                                               =========         =========

                                  (UNAUDITED)

                        CHORUS COMMUNICATIONS GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS

                                                June 30,       December 31,
                                                  1998             1997
                                            ------------------------------------
In Thousands

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

   Current maturities of long-term debt       $     798         $     614
   Notes payable to banks                           899             1,328
   Accounts payable                               4,452             3,345
   Accrued pension cost                               -               781
   Other                                          1,663             1,005
                                               ---------         ---------
      Total Current Liabilities                   7,812             7,073


LONG-TERM DEBT                                   26,005            22,012


DEFERRED INCOME TAXES                             3,136             3,142


OTHER LIABILITIES                                 1,685             1,384
                                               ---------         ---------
      Total Liabilities                          38,638            33,611
                                               ---------         ---------

MINORITY INTEREST                                   373               370
                                               ---------         ---------

SHAREHOLDERS' EQUITY
   Common stock, no par value;
   authorized 25 million shares; issued
   and outstanding 5,408,606 and 5,368,606
   shares, respectively                          14,668            13,868

   Retained earnings                             16,152            14,905
                                               ---------         ---------
      Total Shareholders' Equity                 30,820            28,773
                                               ---------         ---------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  69,831         $  62,754
                                               =========         =========

See Notes to Consolidated Financial Statements
                                  (UNAUDITED)

                        CHORUS COMMUNICATIONS GROUP, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended      Six Months Ended
                                      June 30,   June 30,     June 30, June 30,
                                      1998       1997         1998     1997
                                     ------------------------------------------
In Thousands Except For Per Share Data

REVENUES AND SALES
   Local exchange carrier services    $6,201     $6,097       $12,796  $11,746
   System sales and services           3,126      1,574         5,771    3,115
   Other services and sales            1,842      1,380         3,540    2,503
                                     --------   --------     --------  --------
      Total Revenues and Sales        11,169      9,051        22,107   17,364
                                     --------   --------     --------  --------


OPERATING COSTS AND EXPENSES
   Cost of goods sold                  2,172        915         3,990    1,779
   Cost of services                    1,667      1,577         3,482    3,170
   Selling, general & administrative   3,232      2,834         6,688    5,747
   Depreciation & amortization         1,353      1,166         2,643    2,333
                                     --------    --------     -------- --------
      Total Operating Costs
         and Expenses                  8,424      6,492        16,803   13,029
                                     --------    --------     -------- --------


OPERATING INCOME                       2,745      2,559         5,304    4,335
   Other income                           10        111            87      165
   Interest expense                     (386)      (338)         (794)    (673)
   Minority interest                      (2)         6            (3)      11
                                     --------    --------     -------- --------


INCOME BEFORE INCOME TAXES             2,367      2,338         4,594    3,838
   Income tax expense                    928        891         1,778    1,413
                                     --------    --------     -------- --------


NET INCOME                            $1,439     $1,447        $2,816   $2,425
                                     ========    ========     ======== ========

EARNINGS PER SHARE                    $.27       $ .27         $ .52    $ .45
                                     ========    ========     ======== ========

Average common shares outstanding      5,409      5,369         5,409    5,367
                                     ========    ========     ======== ========

Dividends per share                   $.145      $0.135 *      $0.29     $0.27 *
                                     ========    ========     ======== ========


* The 1997 cash dividends per share are for Mid-Plains stock prior to the June 1997 mergers.

See Notes to Consolidated Financial Statements
                                  (UNAUDITED)

                        CHORUS COMMUNICATIONS GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                   June 30,       December 31,
                                                     1998             1997
                                                  ------------     --------
In Thousands
OPERATIONS
   Net income                                     $   2,816         $   2,425
   Adjustments to reconcile net income
   to net cash from operations:
      Depreciation and amortization                   2,643             2,333
      Deferred income taxes                               -               (92)
      Changes in current assets and
      current liabilities:
            Receivables - net                          (596)             (732)
            Inventories - net                           (41)               (2)
            Payables - net                             (169)             (493)
         Other - net                                  1,064               608
                                                   ---------         ---------
            Net cash from operations                  5,717             4,047
                                                   ---------         ---------
INVESTING
   Capital expenditures                              (5,212)           (2,899)
   Personal Communication Services license              (94)             (729)
   Acquisitions (net of cash acquired)                 (282)               -
   Short-term investments - net                         500               127
   Other - net                                           26                23
                                                    --------         ---------
            Net cash (used in) investing             (5,062)           (3,478)
                                                   ---------         ---------
FINANCING
   Stock plans                                           -                103
   Dividends paid                                    (1,569)           (1,449)
   Long-term debt issued                              4,486               745
   Long-term debt repaid                               (490)             (318)
   Short-term bank notes - net                       (1,431)              279
                                                    ---------         ---------
            Net cash from (used in) financing           996              (640)
                                                    ---------         ---------
Increase (decrease) in cash and
cash equivalents                                      1,651               (71)
Cash and cash equivalents:
   Beginning of period                                2,736              1,902
                                                    ---------         ---------
   End of period                                  $   4,387         $   1,831
                                                    =========         =========


Cash paid during the period:
   Interest                                       $     785        $      670
   Income taxes                                   $   1,611        $    1,122


See Notes to Consolidated Financial Statements

                                  (UNAUDITED)

                        CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

         In the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring accruals and an adjustment for pension settlement discussed in Note 4, which are necessary for a fair statement of the results for the interim periods. The results for the six months ended June 30, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1998.


2.       MERGERS

         Effective June 1, 1997, Mid-Plains, Inc. (Mid-Plains) and Pioneer Communications, Inc. (Pioneer) merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. The mergers have been accounted for as a pooling-of-interests.


3.        ACQUISITIONS

         On January 29, 1998, Chorus acquired Executive Systems & Software, Inc., d/b/a The ComputerPlus, and IntraNet Inc., which were under common ownership. The businesses were acquired for 40,000 shares of common stock, cash of $500,000 and notes payable of $500,000.

         The acquisitions were accounted for as a purchase and, accordingly, the operating results of The ComputerPlus and Intranet, Inc. have been included in Chorus' consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of $1.4 million is being amortized over 10 years.

         The following summarized unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 and 1997 assumes the acquisition had occurred on January 1 of each year.

         PRO FORMA INFORMATION

         (In thousands, except for per share data)

                                                   Six Months Ended
                                                 June 30,       June 30,
                                                  1998           1997
                                               ----------     -------
         Net Sales                                $22,664     $21,644
         Net Income                                 2,704       2,298
         Earnings per share                       $   .50     $   .43

         These amounts include The ComputerPlus' and Intranet, Inc.'s actual results for the six months ended June 30, 1998 and 1997. These amounts are based upon certain assumptions and estimates. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

4.       STOCK SPLIT

         On April 1, 1998, Chorus declared a 2-for-1 common stock split. Retroactive effect has been given to the stock split in all common share and per share data.

5.       PENSION PLAN SETTLEMENT

         In April of 1997, Mid-Plains, Inc. a subsidiary of Chorus, terminated its defined benefit pension plan. In June of 1998, upon receiving final approval for the termination from the Internal Revenue Service, plan settlement was made. The actual settlement was lower than what previously had been actuarially determined, resulting in a decrease in 1998 pension plan expense of $325,000.

6.       OPERATING SEGMENTS

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

(In Thousands)      Local Exchange   Systems Sales
                     Carriers        and Services        Other        Total

Three Months
Ended June 30,
                      1998   1997    1998   1997     1998   1997   1998   1997
                      ----   ----    ----   ----     ----   ----   ----   ----
Revenues and sales
External customers- $6,201 $6,097   $3,126 $1,574   $1,842 $1,380 $11,169 $9,051
  Intersegment         186    266        0      0      138      0     324    266
Segment profit
  (loss)             1,439  1,375       (7)    85        9    (16)  1,441  1,444

Six Months
Ended June 30,
                      1998   1997    1998   1997     1998   1997   1998   1997
                      ----   ----    ----   ----     ----   ----   ----   ----
Revenues and sales
External customers  $12,796 $11,746 $5,771 $3,115 $3,540 $2,503 $22,107 $17,364
   Intersegment         365     597      0      0    166      0     531     597
Segment profit
   (loss)             2,772   2,345      7    178     40   (105)  2,819   2,418


         Reconciliation of Segment Information

         (In Thousands)          Three Months Ended             Six Months Ended
                                --------------------          ------------------
                                 June 30,    June 30,       June 30,    June 30,
                                  1998        1997             1998        1997
                                --------    --------         --------    ------

         Profit

         Total profit for
            reportable segments  $ 1,432    $ 1,460         $ 2,779     $ 2,523
         Other profit (loss)           9        (16)             40        (105)
         Unallocated amounts:
         Non-operating segment                   (4)                         (4)
         Minority interest            (2)         7              (3)         11
                               ----------   -------         -------     -------
         Net Income              $ 1,439    $ 1,447         $ 2,816     $ 2,425
                                 =======    =======         =======     =======

6.       CONTINGENCIES

         On May 14, 1998, the Public Service Commission of Wisconsin (the "Commission") issued an order which certified two competitors, TDS Metrocom, Inc., and KMC Telecom, Inc., to provide local telephone service in the territory served by Mid-Plains, Inc. The Commission also terminated the rural telephone company exemption of Mid-Plains as it pertains to the interconnection request of TDS. Mid-Plains has decided not to challenge the certification of TDS or KMC and is proceeding with interconnection agreements with TDS. Mid-Plains continues to challenge the determination that Mid-Plains has given a blanket waiver of its franchise and rural exemption rights. Mid-Plains expects that competition will have some adverse effect upon its revenues in the future. The full extent of the effect of competition is unknown at this time.

         Management is continuing to study options for development of its Personal Communication System ("PCS") license. Build-out of the system would require substantial capital and operating expenditures over the next several years in a highly competitive market.

         There has been no resolution of the cellular limited partnership dispute resulting from the company's holding of the PCS license in an area partially served by the cellular partnership. Management believes that none of its actions conflict with the partnership agreement.

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


RESULTS OF OPERATIONS

OVERVIEW

Chorus' consolidated net income was $1.4 million for both the three months ended June 30, 1998 and 1997. For the first six months of 1998, net income reflected growth of $0.4 million, to $2.8 million, as compared to the same period in 1997.

Revenues increased $2.1 million and $4.7 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The acquisition of The ComputerPlus and IntraNet, Inc. accounted for the majority of increases ($1.9 million and $3.4 million, respectively).

Operating costs and expenses increased $1.9 million and $3.8 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The operations of the acquired companies noted above accounted for $1.8 million and $3.2 million of the increase. Additionally, due to the settlement of a subsidiary's defined benefit pension plan, (Note 4 to the Consolidated Financial Statements) operating expenses decreased $0.3 million for the three and six months ended June 30, 1998 as compared to the same periods in 1997.


RESULTS OF OPERATIONS OF THE BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services and system sales and services.

Local Exchange Carrier Services

LEC services provide telephone and data services to customers in local exchanges located in southern Wisconsin. LEC services operating income consisted of the following:

(In Thousands)                      Three Months Ended      Six Months Ended
                                    --------------------   ------------------
                                   June 30,    June 30,     June 30,    June 30,
                                    1998        1997         1998        1997
                                   --------    --------     --------    ------

Revenues and Sales                $6,387     $ 6,363         $13,161    $12,343
Operating Costs and Expenses       3,653       3,906           7,936      8,119
                                  -------     -------        -------    -------
LEC Services Operating Income      2,734       2,457           5,225      4,224
Intercompany Eliminations           (186)       (266)           (365)      (597)
                                  -------     -------        -------     -------

Operating Income                 $ 2,548     $ 2,191         $ 4,860    $ 3,627
                                  =======     =======        =======     =======

LEC services revenues are derived from local network services, interstate network access, intrastate network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased $0.4 million and $0.8 million for the three and six months ended June 30, 1998 as compared to the same periods in 1997. This was principally due to Mid-Plains Alternative Regulation Plan, which raised local service rates on September 1, 1997, having the effect of increasing local service revenues by $0.2 million and $0.4 million for the three and six months ended June 30, 1998 as compared to 1997. Additionally, through April of 1998, demand for LEC services had been growing at 8%. However, as stated in Note 6 to the financial statements, in May of 1998, TDS Metrocom, Inc. ("TDS") and KMC Telecom, Inc. were certified to offer local service in Mid-Plains service territory. TDS, whose corporate offices are located within the service territory of Mid-Plains, began serving their own corporate offices, reducing by 1600 the number of access lines served by Mid-Plains. This reduced the average growth rate of access lines of Chorus to 3.3% at June 30, 1998. To date, this is the only significant access line loss experience by Mid-Plains, but management is unable to determine at this time the full extent of future local service revenue loss from competition.

Interstate and intrastate network access revenues are based on fees charged to interexchange carriers that use the LECs' local network to provide long distance service to their customers. Interstate revenues declined $0.1 million for the three months ended June 30, 1998, while growing $0.4 million for the six months ended June 30, 1998, both as compared to 1997. This was due to higher demand for access services as evidenced by a 12% growth in minutes of use for the first half of 1998 as compared to the first half of 1997, offset by a 7% decrease in average rates. Also in the first quarter of 1997, Chorus recorded a true-up adjustment from the National Exchange Carrier Association ("NECA") which reduced interstate network access revenues by $0.2 million. NECA has also advised Chorus that effective July 1, 1998, an additional 9% reduction in interstate access rates is anticipated.

Intrastate network access revenues decreased $0.3 million and $0.5 million for the three and six months ended June 30, 1998 as compared to the same time periods in 1997. This was primarily due to Mid-Plains Alternative Regulation Plan which lowered intrastate network access rates.

Operating costs and expenses decreased $0.3 million and $0.2 million for the three and six months ended June 30, 1998 as compared to the same time period in 1997. The decrease was due primarily from the settlement of Mid-Plains defined benefit pension plan which reduced operating expenses by $0.3 million in June of 1998 (see Note 4 of the financial statements).

System Sales and Services

System sales and services sell business systems and provide installation and services throughout southern Wisconsin. Additionally, with the acquisition of The ComputerPlus, this segment was expanded to include computer network systems integration and computer sales.

System sales and services operating income consisted of the following:

(In Thousands)                    Three Months Ended         Six Months Ended
                                 --------------------       ------------------
                                 June 30,    June 30,      June 30,    June 30,
                                  1998        1997           1998        1997
                                 --------    --------      --------    ------
Revenues and Sales              $ 3,126     $ 1,574         $ 5,771     $ 3,115
Operating Costs and Expenses      3,109       1,448           5,708       2,851
                                 -------     -------        -------     -------
System Sales and Services
  Operating Income                   17         126              63         264
Intercompany Eliminations            27          52              36          67
                                 -------     -------        -------     -------

Operating Income                $    44     $   178         $    99     $   331
                                 =======     =======        =======     =======

System sales and services revenues increased $1.6 and $2.7 million for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The revenue increases were due to the acquisition of The ComputerPlus whose revenues are included in the financial statements from the date of the acquisition offset by lower sales of business phone systems.

Operating costs and expenses increased $1.7 million and $2.9 million for the three and six months ended June 30, 1998 as compared to the same periods in 1997. This was due to cost of goods sold which increased by $1.3 million and $2.2 million, primarily as a result of the purchase of The ComputerPlus. In addition, selling, general and administrative expenses increased $0.4 million and $0.7 million, for the three and six months ended June 30, 1998, respectively, due to the operations of the acquisition.


Other Services and Sales

Other services and sales include operations from long distance, Internet and directory publishing operations. Other services and sales operating income consisted of the following:

(In Thousands)                     Three Months Ended           Six Months Ended
                                  --------------------        ------------------
                                   June 30,    June 30,     June 30,    June 30,
                                    1998        1997         1998        1997
                                  --------    --------     --------    ------
Revenues and Sales                $ 1,980     $ 1,380       $ 3,706     $ 2,503
Operating Costs and Expenses        1,986       1,405         3,690       2,657
                                  -------     -------       -------     -------
Other Services and Sales Operating
  Income (Loss)                        (6)        (25)           16        (154)
Intercompany Eliminations             159         215           329         531
                                  -------     -------       -------     -------

Operating Income                     $153     $   190       $   345     $   377
                                  =======     =======       =======     =======

Revenues from other services and sales increased $0.6 million and $1.2 million for the three and six months ended June 30, 1998, as compared to the same periods in 1997. The increase was due in part to the acquisition of IntraNet, Inc., which accounted for $0.4 million and $0.6 million of the increase for three and six months ended June 30, 1998, respectively. Additionally, a short-term rental agreement on office property accounted for $0.2 million and $0.3 million of the increases during the same time periods. The revenue growth was also due to the overall expansion in customer base. This was offset in part from the termination in October of 1997 of a temporary arrangement to resell intralata toll service. The increases in operating costs and expenses for the three and six months ended June 30, 1998 as compared to the same time periods in 1997 were primarily due to the acquisition of IntraNet, Inc. as well as growth in internal operations.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first six months of 1998 was $5.7 million.


INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first six months of 1998 was $5.2 million. Additionally, Chorus acquired Executive Systems & Software, Inc., d/b/a/ The ComputerPlus and IntraNet, Inc. for 40,000 shares of common stock, $0.5 million cash and notes of $0.5 million to be paid over two years.


FINANCING ACTIVITIES

During the first six months of 1998, Chorus borrowed an additional $4.5 million in long term debt while repaying $0.5 million of its long-term debt.

It is anticipated that the capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, and dividend payments will be provided for with cash flow from operating activities and the issuance of debt.

As further explained in Note 6 to the financial statements, management is continuing to study options for development of its Personal Communication System ("PCS") license for which build-out of the system would require substantial capital and operating expenditures over the next several years. As part of this study, management is also considering financing alternatives, which include the issuance of debt, equity financing and the inclusion of additional partners in PCS-WI.

At August 7, 1998, Chorus has available unused lines-of-credit of $13 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, competition could have a negative impact on Chorus' future operations and cash flows.


REGULATION AND COMPETITION

As more fully discussed in Part II Item 1 Legal Proceedings, Mid-Plains is subject to future competition which Mid-Plains expects will have some adverse effect upon its future revenues. The extent of that effect is unknown at this time.


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

                                    PART II.

                                OTHER INFORMATION

Item 1.  Legal Proceedings

On May 14, 1998, the Public Service Commission of Wisconsin (the "Commission") issued an order which certified two competitors, TDS Metrocom Inc. and KMC Telecom, Inc. to provide local phone service in the territory served by Mid-Plains, Inc. The Commission also terminated the rural telephone company exemption of Mid-Plains as it pertains to the interconnection request of TDS. Mid-Plains has decided not to challenge the certification of TDS or KMC and is proceeding with interconnection agreements with TDS. Mid-Plains continues to challenge the determination that Mid-Plains has given a blanket waiver of its franchise and rural exemption rights. As a result of the authorization of two competitors, Mid-Plains does expect that competition will have some adverse effect upon its revenues in the future. The full extent of that effect is unknown at this time.


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

                                     CHORUS COMMUNICATIONS GROUP, LTD.
                                                     (Registrant)

Date:  August 14, 1998    /s/Dean W. Voeks
                                    Dean W. Voeks
                                    Chief Executive Officer

Date:  August 14, 1998  /s/Howard G. Hopeman
                                    Howard G. Hopeman
                                    Executive Vice-President and
                                    Chief Financial Officer