Form 10-Q
period 1998-09-30
CHORUS COMMUNICATIONS GROUP LTD
filed 1998-11-13
CIK 1034668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
            Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For Quarter ended    September 30, 1998     Commission file number  333-23435



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


As of October 31, 1998, there were 5,408,606 shares of Common Stock outstanding.

                            CHORUS COMMUNICATIONS GROUP, LTD.
                             3rd QUARTER REPORT ON FORM 10-Q

                                         INDEX



PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements
             Consolidated Balance Sheets -
                September 30, 1998 and December 31, 1997

             Consolidated Statements of Income -
                Three and Nine Month Periods Ended
                September 30, 1998 and 1997

             Consolidated Statements of Cash Flow -
                Nine Months Ended September 30, 1998 and 1997

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

                                    Part 1
                             FINANCIAL INFORMATION
Item 1. Financial Statements
                        CHORUS COMMUNICATIONS GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   1998               1997
In Thousands

ASSETS
CURRENT ASSETS

   Cash and cash equivalents                     $   4,653         $   2,736
   Temporary investments                             1,400             2,500
   Accounts receivable
      Due from customers                             3,627             3,045
      Other, principally connecting companies        2,969             2,446
   Inventories
      Plant materials and supplies                     685               542
      Systems and parts                              1,381               911
   Other                                             1,331             1,498

      Total Current Assets                          16,046            13,678

PROPERTY, PLANT AND EQUIPMENT
   In service and under construction                72,155            68,325
   Less accumulated depreciation                   (28,089)          (27,667)
      Total Property, Plant, and Equipment          44,066            40,658


CELLULAR LIMITED PARTNERSHIP INTERESTS               3,715             3,715


PERSONAL COMMUNICATION SERVICES LICENSE              3,577             3,418

GOODWILL, net of amortization of $102 thousand       1,412                 -

OTHER ASSETS                                         1,506             1,285




   TOTAL ASSETS                                  $  70,322         $  62,754


                                    (UNAUDITED)

                          CHORUS COMMUNICATIONS GROUP, LTD.
                             CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                    1998              1997
In Thousands

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt           $     800         $     614
   Notes payable to banks                               788             1,328
   Accounts payable                                   4,926             3,345
   Accrued pension cost                                   -               781
   Other                                              1,551             1,005
      Total Current Liabilities                       8,065             7,073


LONG-TERM DEBT                                       25,848            22,012


DEFERRED INCOME TAXES                                 3,117             3,142


OTHER LIABILITIES                                     1,714             1,384
      Total Liabilities                              38,744            33,611

MINORITY INTEREST                                       374               370


SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized
   25 million shares; issued and outstanding
   5,408,606 and 5,368,606 shares, respectively      14,668            13,868

   Retained earnings                                 16,536            14,905
      Total Shareholders' Equity                     31,204            28,773



   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  70,322         $  62,754



See Notes to Consolidated Financial Statements

                                  (UNAUDITED)

                           CHORUS COMMUNICATIONS GROUP, LTD.
                           CONSOLIDATED STATEMENTS OF INCOME

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPT. 30,  SEPT.30,    SEPT. 30, SEPT. 30,
                                        1998       1997        1998      1997
In Thousands Except For
Per Share Data

REVENUES AND SALES
   Local exchange carrier services    $  6,191   $  6,168    $ 18,987  $ 17,914
   System sales and services             3,507      1,994       9,278     5,109
   Other services and sales              1,930      1,428       5,470     3,931
      Total Revenues and Sales          11,628      9,590      33,735    26,954


OPERATING COSTS AND EXPENSES
   Cost of goods sold                    2,571      1,175       6,561     2,954
   Cost of services                      2,050      1,519       5,532     4,689
   Selling, general & administrative     3,404      2,885      10,092     8,632
   Depreciation & amortization           1,352      1,188       3,995     3,521
      Total Operating Costs
         and Expenses                    9,377      6,767      26,180    19,796


OPERATING INCOME                         2,251      2,823       7,555     7,158
   Other income                            191        108         278       273
   Interest expense                       (476)      (328)     (1,270)   (1,001)
   Minority interest                        (1)         6          (4)       17


INCOME BEFORE INCOME TAXES               1,965      2,609       6,559     6,447
   Income tax expense                      796      1,070       2,574     2,483


NET INCOME                            $  1,169   $  1,539    $  3,985  $  3,964

EARNINGS PER SHARE                    $    .22   $    .29    $    .74  $    .74

Average common shares outstanding        5,409      5,369       5,405     5,367

Dividends per share                   $   .145   $  0.135    $  0.435  $  0.405


See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                           CHORUS COMMUNICATIONS GROUP, LTD.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        NINE MONTHS ENDED
                                                    SEPT. 30,         SEPT. 30,
                                                      1998              1997
In Thousands

OPERATIONS
   Net income                                      $   3,985         $   3,964
   Adjustments to reconcile net income
   to net cash from operations:
      Depreciation and amortization                    3,995             3,520
      Deferred income taxes                              (13)             (212)
      Changes in current assets and
      current liabilities excluding
      effect of acquisitions:
            Receivables - net                           (453)             (924)
            Inventories - net                           (216)              (20)
            Payables - net                               305              (309)
         Other - net                                     597               765
            Net cash from operations                   8,200             6,784

INVESTING
   Capital expenditures                               (6,993)           (4,670)
   Personal Communication Services license              (159)             (787)
   Acquisitions (net of cash acquired)                  (282)                -
   Cellular Investment                                     -               127
   Short-term investments - net                        1,100              (300)
   Other - net                                           106               128
            Net cash (used in) investing              (6,228)           (5,502)

FINANCING
   Stock plans                                             -               103
   Dividends paid                                     (2,354)           (2,174)
   Long-term debt issued                               4,486               745
   Long-term debt repaid                                (645)             (443)
   Short-term bank notes - net                        (1,542)              734
            Net cash (used in) financing                 (55)           (1,035)
Increase in cash and cash equivalents                  1,917               247
Cash and cash equivalents:
   Beginning of period                                 2,736             1,902
   End of period                                   $   4,653         $   2,149


Cash paid during the period:
   Interest                                        $   1,256         $     980
   Income taxes                                    $   2,728         $   2,340


See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                         CHORUS COMMUNICATIONS GROUP, LTD.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

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

         In the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring accruals and an adjustment a fair statement of the results for the interim periods. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1998.

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

         The following summarized unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1997 assumes the acquisition had occurred on January 1 of each year.

         PRO FORMA INFORMATION

         (In thousands, except for per share data)

                                                  NINE MONTHS ENDED
                                                SEPT. 30,   SEPT. 30,
                                                  1998        1997
         Net Sales                               $34,292     $33,347
         Net Income                                3,873       3,968
         Earnings per share                      $   .72     $   .74

         These amounts include The ComputerPlus' and Intranet, Inc.'s actual results for the nine months ended September 30, 1998 and 1997. These amounts are based upon certain assumptions and estimates. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

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

6.       OPERATING SEGMENTS

         Chorus organizes its business into two reportable segments: local exchange carrier (LEC) services and system sales and services. The LEC services segment provides telephone and data services to customers in local exchanges located in southern Wisconsin. As a result of acquisitions in January 1998, system sales and services operations, which provide the sale, installation and servicing of business phone systems, was expanded to include computer network systems integration and computer sales. Chorus also has operations in long distance, Internet services, and directory publishing that do not meet the quantitative thresholds for reportable segments.

(In Thousands)         LOCAL EXCHANGE     SYSTEMS SALES
                          CARRIERS         AND SERVICES        OTHER            TOTAL
   THREE MONTHS
   ENDED SEPT. 30,
                          1998    1997     1998    1997     1998    1997     1998    1997
   Revenues and sales
    External customers $ 6,191 $ 6,168  $ 3,507 $ 1,994  $ 1,930 $ 1,428  $11,628 $ 9,590
    Intersegment       $   155 $   262  $     0 $     0  $   341 $    83  $   496 $   345
   Segment profit(loss)$ 1,193 $ 1,373  $   (58)$   115  $    35 $    82  $ 1,170 $ 1,570

   NINE MONTHS
   ENDED SEPT. 30,
                          1998    1997     1998    1997     1998    1997     1998    1997
   Revenues and sales
    External customers  $18,987 $17,914  $ 9,278 $ 5,109  $ 5,470 $ 3,931  $33,735 $26,954
    Intersegment        $   520 $   859  $     0 $     0  $   507 $    83  $ 1,027 $   942
   Segment profit (loss)$ 3,965 $ 3,718  $   (51)$   293  $    75 $   (23) $ 3,989 $ 3,988

         RECONCILIATION OF SEGMENT INFORMATION

         (In Thousands)            THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPT. 30,  SEPT. 30,      SEPT. 30,  SEPT. 30,
                                    1998       1997           1998       1997
         PROFIT
         Total profit for
          reportable segments     $ 1,135    $ 1,488        $ 3,914    $ 4,011
         Other profit (loss)           35         82             75        (23)
         Unallocated amounts:
          Non-operating segment                  (37)                      (41)
          Minority interest            (1)         6             (4)        17
         Net Income               $ 1,169    $ 1,539        $ 3,985    $ 3,964


7.       CONTINGENCIES

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

RESULTS OF OPERATIONS

OVERVIEW
Chorus' consolidated net income was $1.2 million and $1.5 million for the three months ended September 30, 1998 and 1997, respectively. Consolidated net income remained constant at $4 million for the first nine months of 1998 as compared to 1997. Revenues increased $2.0 million and $6.8 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The acquisition of The ComputerPlus and IntraNet, Inc. accounted for the majority of increases ($2.2 million and $5.6 million, respectively).

Operating costs and expenses increased $2.6 million and $6.4 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The operations of the acquired companies noted above accounted for $2.3 million and $5.5 million of the increases. Additionally, due to the settlement of a subsidiary's defined benefit pension plan, (Note 5 to the Consolidated Financial Statements) operating expenses decreased $0.3 million for the nine months ended September 30, 1998 as compared to the same period in 1997.

Other income increased $0.1 million for the three months ended September 30, 1998 as compared to the same time period in 1997, due to again on the sale of real estate in connection with a city redevelopment effort.

Interest expense increased $0.1 million and $0.3 million for the three and nine months ended September 30, 1998 as compared to the same time periods in 1997 due to an increase in borrowings.

RESULTS OF OPERATIONS OF THE BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services and system sales and services.

LOCAL EXCHANGE CARRIER ("LEC") SERVICES

LEC services provide telephone and data services to customers in local exchanges located in southern Wisconsin. LEC services operating income consisted of the following:

(In Thousands)                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPT. 30,   SEPT. 30,    SEPT. 30,   SEPT. 30,
                                    1998        1997         1998        1997

Revenues and Sales                 $ 6,346     $ 6,430      $19,507     $18,773
Operating Costs and Expenses         4,201       3,857       12,273      11,976
LEC Services Operating Income        2,145       2,573        7,234       6,797
Intercompany Eliminations              110        (262)        (255)       (859)

Operating Income                   $ 2,255     $ 2,311      $ 6,979     $ 5,938

As stated in Note 7 to the financial statements, in May of 1998, TDS Metrocom, Inc. ("TDS") and KMC Telecom, Inc. ("KMC") were certified to offer local service in Mid-Plains service territory. As of September 30, 1998, TDS and KMC have acquired 1800 access lines previously served by Mid-Plains, 1600 of which provide service to the corporate offices of TDS, which is located within the service territory of Mid-Plains. The loss of these access lines was offset by the addition of new access lines, which resulted in Chorus providing service to approximately the same number of access lines (41,200) in September of 1998 as in September of 1997. Management does expect that competition will have some adverse effect upon its revenues in the future. The full extent of that effect is unknown at this time.

LEC services revenues are derived from local network services, interstate network access, intrastate network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased $0.3 million and $1.1 million for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. This was principally due to rate increases on September 1, 1997 and 1998, having the effect of increasing local service revenues by $0.1 million and $0.5 million for the three and nine months ended September 30, 1998 as compared to 1997, offset in part by the loss of access lines noted above.

Interstate and intrastate network access revenues are based on fees charged to interexchange carriers that use the LECs' local network to provide long distance service to their customers. Interstate revenues declined $0.1 million for the three months ended September 30, 1998, while growing $0.3 million for the nine months ended September 30, 1998, both as compared to the same periods in 1997. This was due to higher demand for access services as evidenced by a 9% growth in minutes of use for switched access services for the first nine months of 1998 as compared to the first nine months of 1997, as well as an increase in special access services revenues of 31%. These increases were offset by an 11% decrease in average rates for switched access services applied in 1998 and the results of competition. Additionally, in the first quarter of 1997, Chorus recorded a true-up adjustment from the National Exchange Carrier Association ("NECA") which reduced interstate network access revenues by $0.2 million.

Intrastate network access revenues decreased $0.2 million and $0.7 million for the three and nine months ended September 30, 1998 as compared to the same time periods in 1997. This was primarily due to Mid-Plains Alternative Regulation Plan, which lowered intrastate network access rates as well as the access line losses noted above.

Operating costs and expenses increased $0.3 million for both the three and nine months ended September 30, 1998 as compared to the same time period in 1997. The increases were primarily due to occupancy costs of new facilities and professional fees resulting from increased regulatory issues pertaining to local competition. For the nine month period ended September 1998, this was offset by a reduction of expenses related to the settlement of Mid-Plains defined benefit pension plan (see Note 5 of the financial statements).

SYSTEM SALES AND SERVICES

System sales and services sell business systems and provide installation and services throughout southern Wisconsin. Additionally, with the acquisition of The ComputerPlus, this segment was expanded to include computer network systems integration and computer sales.

System sales and services operating income consisted of the following:

(In Thousands)                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                SEPT. 30,   SEPT. 30,    SEPT. 30,   SEPT. 30,
                                  1998        1997         1998        1997
Revenues and Sales               $ 3,507     $ 1,994      $ 9,278     $ 5,109
Operating Costs and Expenses       3,575       1,807        9,314       4,658
System Sales and Services
  Operating Income                   (68)        187          (36)        451
Intercompany Eliminations             43         (67)          79           -

Operating Income                 $   (25)    $   120      $    43     $   451

System sales and services revenues increased $1.5 and $4.2 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The revenue increases were due to the acquisition of The ComputerPlus whose revenues are included in the financial statements from the date of the acquisition offset by lower sales of business phone systems due to competition and the availability of qualified staffing.

Operating costs and expenses increased $1.8 million and $4.7 million for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. This was due to cost of goods sold which increased by $1.3 million and $3.5 million, primarily as a result of the purchase of The ComputerPlus. In addition, selling, general and administrative expenses increased $0.3 million and $1.0 million, for the three and nine months ended September 30, 1998, respectively, primarily due to the operations of the acquisition.

OTHER SERVICES AND SALES

Other services and sales include operations from long distance, Internet and directory publishing operations. Other services and sales operating income consisted of the following:

(In Thousands)                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPT. 30,   SEPT. 30,    SEPT. 30,   SEPT. 30,
                                    1998        1997         1998        1997

Revenues and Sales                 $ 2,271     $ 1,511      $ 5,977     $ 4,014
Operating Costs and Expenses         1,930       1,447        5,620       4,104
Other Services and Sales Operating
  Income (Loss)                        341          64          357         (90)
Intercompany Eliminations             (153)        328          176         859

Operating Income                   $   188     $   392      $   533     $   769


Revenues from other services and sales increased $0.8 million and $2.0 million for the three and nine months ended September 30, 1998, as compared to the same periods in 1997. The increase was due in part to the acquisition of IntraNet, Inc., which accounted for $0.3 million and $0.9 million of the increase for three and nine months ended September 30, 1998, respectively. Additionally, a short-term rental agreement (that terminated in June of 1998) of an office property accounted for $0.3 million of the increase during the first nine months of 1998. The revenue growth was also due to the overall expansion in the Long Distance and Internet customer base.

The increases were offset, in part, from the termination in October of 1997 of a temporary arrangement to resell intralata toll service. The increases in operating costs and expenses for the three and nine months ended September 30, 1998 as compared to the same time periods in 1997 were primarily due to the acquisition of IntraNet, Inc. as well as growth in internal operations.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first nine months of 1998 was $8.2 million.

INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first nine months of 1998 were $7.0 million. Additionally, Chorus acquired Executive Systems & Software, Inc., d/b/a/ The ComputerPlus and IntraNet, Inc. for 40,000 shares of common stock, $0.5 million cash and notes of $0.5 million to be paid over two years.

FINANCING ACTIVITIES

During the first nine months of 1998, Chorus borrowed an additional $4.5 million in long term debt while repaying $0.6 million of its long-term debt.

It is anticipated that the capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, and dividend payments will be provided for with cash flow from operating activities and the issuance of debt.

As further explained in Note 7 to the financial statements, management is continuing to study options for development of its Personal Communication System ("PCS") license for which build-out of the system would require substantial capital and operating expenditures over the next several years. As part of this study, management is also considering financing alternatives, which include the issuance of debt, equity financing and the inclusion of additional partners in PCS-WI.

At October 30, 1998, Chorus has available unused lines-of-credit of $13 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, competition could have a negative impact on Chorus' future operations and cash flows.

REGULATION AND COMPETITION

As more fully discussed in Part II Item 1 Legal Proceedings, Mid-Plains is subject to future competition, which Mid-Plains expects will have some adverse effect upon its future revenues. The extent of that effect is unknown at this time.

YEAR 2000

The Year 2000 compliance issue exists because many computerized information systems use two-digit data fields to designate a year and cannot process date-sensitive information beyond December 31, 1999. Chorus has established a Year 2000 Project Team, to coordinate and monitor the Company's Year 2000 compliance efforts. Begun in 1997, our Year 2000 effort covers our network and supporting infrastructure for our provision of local switched and data telecommunications services. Additionally within the scope of this initiative are our operational and financial information technology systems and applications, end-user computing resources and building systems, such as security, elevator and environmental control systems. In addition, the project includes a review of the Year 2000 compliance efforts of our key vendors and suppliers. While this initiative is broad in scope, it has been structured to identify and prioritize our efforts for mission critical systems, network elements and products and key vendors and suppliers.

Work is progressing in the following phases: inventory, assessment, remediation, deployment and monitoring. The inventory and assessment phases have been substantially completed as of April of 1998 and the remediation phase is in progress. Under our current Year 2000 plan, we have established a target date for deployment of January 1, 1999 for our network elements and products, April 1, 1999 for our billing and customer service support systems and July 1, 1999 for our financial information technology systems. The ability to meet these target dates are dependent upon the timely provision of the necessary upgrades and modifications by our vendors and suppliers. Additionally, we are dependent on our vendors' and suppliers' assurances that their upgrades will be Year 2000 compliant. Also, we cannot guarantee that third parties on whom we depend for essential services (such as electric utilities, interexchange carriers, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt our business. However, we have established a vendor and supplier compliance program, and we are working with our key vendors and suppliers to minimize such risks.

We currently estimate that we will incur expenses of approximately $.1 million through 1999 in connection with our anticipated Year 2000 efforts. We anticipate that a portion of our Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing resources. We also expect to incur certain capital improvement costs (totaling approximately $.4 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.

As part of our Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are in the process of developing contingency plans tailored for the Year 2000 related occurrences. We have established a target date of April 1, 1999 for the completion of these plans.

In management's view, the most reasonable worst case scenario for year 2000 failure prospects faced by Chorus is that a limited number of important operational and financial information technology systems and applications may unexpectedly fail. In addition, no assurance can be given that there may not be problems with our network and supporting infrastructure for our provision of local switched and data telecommunications services relating to year 2000. Failure by Chorus or by certain of its vendors and suppliers to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in event that a critical failure is experienced, could result in disruption of Chorus' operations, possibly impacting our network and impairing Chorus' ability to bill and collect revenues.

The above information is based on our current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of our third party vendors and suppliers and similar uncertainties.

FORWARD-LOOKING STATEMENTS

The Company cautions that except for historical information, the matters discussed or incorporated by reference in the Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause results to differ materially from such forward-looking statements. Such risks and uncertainties include, but are not limited to, rapid technological developments and changes in the telecommunications and information services industries; ongoing deregulation (and the resulting likelihood of significantly increased price and product/ service competition) in the telecommunications industry and regulatory limitations on the Company's ability to change its pricing for communications services. In addition to these factors, actual future outcomes and results may differ materially because factors including (without limitation) market conditions and growth rates, economic conditions, policy changes and the continued availability of financing in the amounts, at the terms, and on the conditions necessary to support the Company's future business, and other factors indicated from time to time in the Company's filings with the Securities and Exchange Commission. Such forward-looking statements reflect only information available at the time this report is being filed, as a result the Company undertakes no obligation to update the statements to reflect subsequent circumstances or events.

                                     PART II.
                                OTHER INFORMATION
Item 1.  Legal Proceedings

As reported in the company's Form 10-Q filed for the second quarter of 1998, on May 14, 1998, the Public Service Commission of Wisconsin (the "Commission") issued an order which certified two competitors, TDS Metrocom Inc. and KMC Telecom, Inc. to provide local phone service in the territory served by Mid-Plains, Inc. The Commission also terminated the rural telephone company exemption of Mid-Plains as it pertains to the interconnection request of TDS. Mid-Plains has decided not to challenge the certification of TDS or KMC and is proceeding with interconnection agreements with TDS. Mid-Plains continues to challenge the determination that Mid-Plains has given a blanket waiver of its franchise and rural exemption rights. As a result of the authorization of two competitors, Mid-Plains does expect that competition will have some adverse effect upon its revenues in the future. The full extent of that effect is unknown at this time.

As explained in Note 7 to the Financial Statements, there has been no resolution of the cellular limited partnership dispute resulting from the company's holding of the PCS license in an area partially served by the cellular partnership. Management believes that none of its actions conflict with the partnership agreement.

Item 6.  Exhibits and Reports on Form 8-K
  (a)    List of Exhibits

         (27) Financial Data Schedule
  (b)    Reports on Form 8-K

         On October 23, 1998, Chorus Communications Group, Ltd. filed a Form 8-K informing the Commission that the Company had engaged the accounting firm of Deloitte & Touche LLP as principal accountants for the Registrant for 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHORUS COMMUNICATIONS GROUP, LTD.
                                             (Registrant)

Date:    November 13, 1998    /S/DEAN W. VOEKS
                                         Dean W. Voeks
                                         Chief Executive Officer

Date:    November 13, 1998    /S/HOWARD G. HOPEMAN
                                         Howard G. Hopeman
                                         Executive Vice-President and
                                         Chief Financial Officer