Form 10-K
period 1998-12-31
CHORUS COMMUNICATIONS GROUP LTD
filed 1999-03-30
CIK 1034668

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998    Commission file number 333-23435

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

Common Stock No Par Value

                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ______.


As of  February  28,  1999,  there  were  5,408,606  shares  of  Common  Stock outstanding. The aggregate market value (based upon unrelated party non-broker transactions which the Company was familiar with) of Common Stock held by nonaffiliates on that date was $102,763,514.

                      CHORUS COMMUNICATIONS GROUP, LTD

PART I.
ITEM 1.  BUSINESS

(a) Chorus Communications Group, Ltd., (Chorus or the Company) is a telecommunications company which was formed on June 1, 1997 by the mergers of Mid-Plains, Inc. (Mid-Plains) and Pioneer Communications, Inc. (Pioneer). Chorus' primary operations include local exchange carrier services and system sales and services.

      Local exchange carrier services are provided by the following Chorus subsidiaries: Mid-Plains, The Farmers Telephone Company (Farmers) and Dickeyville Telephone Corporation (Dickeyville). These subsidiaries are public utilities providing telephone and data services to customers in local exchanges located in southern Wisconsin. Mid-Plains, Farmers and Dickeyville were incorporated in 1901, 1898 and 1956, respectively.

      System sales and services are provided by the following Chorus subsidiaries: Mid-Plains Communications Systems, Inc. (MPCS), Executive Systems & Software, Inc. d/b/a The ComputerPLUS and Pioneer. These companies sell, install and service business telephone systems, computers and computer networks. Their primary markets are in southern Wisconsin. MPCS and Pioneer were incorporated in 1980 and 1987, respectively, while The ComputerPLUS was acquired on January 29, 1998.

      Chorus also provides Internet access and resells long distance services through MPCS and Pioneer in southern Wisconsin. Additionally, on January 29, 1998, Chorus acquired IntraNet, Inc. which expanded its Internet subscriber's base. Pioneer also publishes telephone directories for various telephone companies in Wisconsin as well as Minnesota and Iowa.

      Mid-Plains has an 18% interest in a limited partnership, which provides cellular telephone service in Madison, Janesville and Beloit, Wisconsin, and bordering areas. Farmers own a 2% interest in a limited partnership providing cellular telephone service in southwestern Wisconsin.

      Mid-Plains also has a 75% interest in PCS Wisconsin, LLC (PCS-WI). This limited liability company was formed in 1996. In April of 1997, PCS-WI was granted the F-block license by the FCC, which allows PCS-WI to construct and operate a Personal Communication System (PCS) in 10 counties in Southern Wisconsin. Management has performed preliminary planning and is currently studying options to develop, construct and introduce PCS service.

      As further discussed in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 14), in June 1997, the PSCW issued orders authorizing two competitors to provide local exchange service in the Mid-Plains service territory. As part of these orders, the PSCW held that Mid-Plains was no longer entitled to either an exclusive franchise under state law or a rural telephone company exemption under federal law. Mid-Plains disagreed and has filed a petition for judicial review. If Mid-Plains is not ultimately successful in its appeal, additional competing local exchange providers will have the opportunity to provide local exchange service in the Mid-Plains service territory. If Mid-Plains is successful in its appeal, other potential competitors will have to obtain permission from the PSCW to serve in the Mid-Plains service territory and the PSCW will have to find that Mid-Plains' Federal rural telephone exemption can be lifted.

      Mid-Plains experienced a loss of revenues due to competition in 1998 and expects that it may have significant competition in 1999, which will further impact its revenues. The extent of that effect is unknown at this time.

      Effective January 1, 1999, Executive Systems & Software, Inc. d/b/a The ComputerPLUS and IntraNet, Inc. were merged into MPCS with MPCS remaining as the surviving corporation. Immediately upon the completion of the merger, MPCS' name was changed to Chorus Networks, Inc.

      There were no other material changes in the nature of the business conducted by Chorus during 1998.

      Information regarding the recent development of the Company's business in the number of access lines is shown below:

                                         ACCESS
                YEAR                LINES IN SERVICE
                1995                     35,900
                1996                     38,500
                1997                     41,900
                1998                     42,200

(b) The financial information regarding Chorus' industry segments is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 13) for the year ended December 31, 1998.


(c) Chorus is a telecommunications company operating primarily in southern Wisconsin. Chorus' business development strategy is to expand existing operations through internal growth, offer new and bundled services, develop other businesses to complement Chorus operations and become a growing coalition of independent communications companies through future mergers and acquisitions. Chorus operates in the segments listed below.

      LEC - Chorus operates the following local exchange carrier subsidiaries, which provide telephone service to 42,000 access lines:
           Mid-Plains, Inc.
           The Farmers Telephone Company
           Dickeyville Telephone Corporation

      System Sales and Services - Chorus sells, installs and services business telephone systems, computers and computer networks through the following operations:
           Mid-Plains Communications Systems, Inc. (MPCS)**
           The ComputerPLUS*
           Pioneer

      Internet - Chorus provides Internet access to 18,500 subscribers through the following operations:
           Mid-Plains Internet (MPI)*
           IntraNet, Inc.*
           pcii.net

      Long Distance - Chorus provides long distance service to over 8,700 customers through the following operations:
           Mid-Plains Long Distance (MPLD)
           Pioneer Telecom

      Directory Publishing - Chorus publishes telephone directories for 46 local exchange carriers in three states through the following subsidiary:
           Pioneer Communications, Inc.

       * On January 1, 1999, these entities were merged into MPCS.
      ** On January 1, 1999, MPCS changed its name to Chorus Networks, Inc.

      LEC services revenues consist of three major classes: local service revenues, interstate network access and intrastate network access. Local service revenues are based upon fees charged to customers for providing local telephone exchange service within designated franchise areas. Interstate and intrastate network access revenues are based on fees charged to interexchange carriers that use the LEC's local network to provide long distance service to their customers. System sales and services sell, install and service business telephone systems, computers and computer networks.

      The percent of revenues from each of these primary classes included in the Consolidated Statements of Income over the last three years are as follows:


                                        1998     1997     1996
        LEC Services
           Local service revenues       21.6%    23.6%    19.7%
           Interstate network access    20.1%    24.5%    25.2%
           Intrastate network access     8.9%    12.4%    16.0%
        System Sales and Services       28.4%    19.6%    22.7%


      As noted above, PCS-WI was granted the F-block license by the FCC, which allows PCS-WI to construct and operate a Personal Communication System (PCS) in 10 counties in southern Wisconsin. The license is for 10 years and is renewable. Management has performed preliminary planning and is currently studying options to develop, construct and introduce PCS service. Management is also analyzing financing alternatives, which include the issuance of debt, equity financing and/or the inclusion of additional partners in PCS-WI.

      The business of Chorus is not seasonal to any significant extent.

      For discussion of competitive conditions, see Item 7 - Management's Discussion and Analysis of Financial Conditions and Result of Operations.

      Information regarding the Company's major customers is provided in
      Item 8 - Chorus Communications Group, Ltd. Consolidated Financials Statements (Note 13) for the year ended December 31, 1998.

      Order backlog is not a significant consideration in the Company's business, and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the Federal government.

      Information regarding the Company's working capital practice is provided in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The number of employees as of March 11, 1999 was 325.

ITEM 2. PROPERTIES

Information regarding the Company's properties is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 6) for the year ended December 31, 1998. Substantially all of the Company's properties are necessary to provide LEC services in the Company's serving areas. Between January 1, 1996 and December 31, 1998, the Company made property additions of $27.4 million. Virtually all of this property is subject to liens securing long-term debt. In management's opinion, the plant is in good repair and suitably equipped for its intended purpose.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings the Company is currently engaging in is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 14) for the year ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were none in the fourth quarter of 1998.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

There is no established trading market for the Company's stock and there are no principal market makers. As explained in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 1), effective June 1, 1997, Mid-Plains and Pioneer merged into subsidiaries of Chorus. The stock and dividend information is for Mid-Plains stock prior to the June 1997 mergers and for Chorus stock beginning June 1997. The stock data includes broker transactions reported in the OTC Bulletin Board Research Service and non-broker transactions voluntarily reported to the Company. Non-broker prices do not include retail markup, markdown or commissions, which with the exception of commissions are included in broker prices. Average prices are the weighted average of the transactions described above. These prices should not be relied upon as an indication of the price at which Chorus stock may be traded in the future.

Stock and dividend information has been adjusted from amounts previously reported to include transactions reported in the OTC Bulletin Board Research Service which were not previously included in 1997 data, and to reflect a 1998 two-for-one stock split.

                                                                        CASH
                       TRANSACTIONS            PRICE PER SHARE        DIVIDENDS
                     NUMBER   SHARES       HIGH      LOW     AVERAGE  PER SHARE
1998
Chorus 4th Quarter      142  113,640      $18.25    $15.50    $16.51    $.155
Chorus 3rd Quarter       92   66,536       21.50     16.00     18.28     .145
Chorus 2nd Quarter       80   78,710       21.50     18.00     19.59     .145
Chorus 1st Quarter       52   71,128       21.00     20.12     19.53     .145

1997
Chorus 4th Quarter       99  115,492      $21.00    $18.50    $20.37    $.145
Chorus 3rd Quarter       86   71,892       22.50     20.00     20.65     .135
Chorus June               5    3,056       21.00     20.00     20.93        -
Mid-Plains April - May    9    4,160       21.50     20.00     20.53     .135
Mid-Plains 1st Quarter   21   39,716       21.50     19.88     20.78     .135



There were 3,646 shareholders of record as of December 31, 1998. The Company has regularly paid dividends to its shareholders and expects it will continue to do so in the future. For 1997, Pioneer paid a cash dividend of $0.27 in the 2nd Quarter 1997, based on equivalent Chorus shares.

At December 31, 1998, all of the consolidated retained earnings were available for the payment of cash dividends on shares of Chorus common stock. However, certain LECs may not transfer funds to the parent in the form of cash dividends, loans or advances until certain financial requirements of their mortgages have been met. Of the $13 million underlying retained earnings of all Chorus subsidiaries at December 31, 1997, $5.2 million was available for the payment of dividends on the subsidiaries common stock.

As further discussed in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 2), Chorus issued 40,000 shares of common stock to three individuals, each of whom were Wisconsin residents at the time of issuance, in connection with the simultaneous acquisitions of Executive Systems & Software, Inc., d/b/a The ComputerPLUS and IntraNet, Inc. There were no underwriters used in these transactions. The securities were exempt from registration under the Securities Act of 1933 (the "33 Act") pursuant to Section 4 (2) of the '33 Act, 15 U.S.C. Section 77d(2) (the "Section 4(2) Private Placement Exemption"). The securities were also exempt from registration pursuant to Section 3(a) (11) of the '33 Act,
Section 77 c(a) (11) (the "Intrastate Offering Exemption") and Rule 505, 17 C.F.R. Section 230.505 (a Regulation D Exemption"). The securities are "restricted securities" pursuant to the rules promulgated under the '33 Act, and cannot be resold for an indefinite period of time.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated Financial Statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated Financial Statements and notes thereto included elsewhere in this report. All financial data has been reported, as if the merged companies, described Item 8 - Chorus Communications Group, Ltd., Consolidated Financial Statements (Note 1), have always been one.


DOLLARS IN THOUSANDS,
EXCEPT PER SHARE DATA             1998       1997       1996      1995      1994
Access Lines                    42,232     41,940     38,504    35,894    33,304
Total Assets                  $ 72,677   $ 62,754   $ 51,705  $ 52,046  $ 44,618
Shareholders' Equity          $ 31,552   $ 28,773   $ 26,485  $ 26,051  $ 23,912
Long-Term Debt, Including
  Current Maturities          $ 26,811   $ 22,626   $ 15,860  $ 12,195  $ 10,762
Short-Term Notes
  Payable to Banks            $  2,630   $  1,328   $      -  $  4,440  $  1,300
Ratio of Earnings to
  Interest Expenses <F1><F2>      5.96       7.42       6.45      7.11      6.52
Revenue and Sales             $ 45,997   $ 36,337   $ 33,181  $ 30,539  $ 27,166
Net Income <F2>               $  5,171   $  5,136   $  4,741  $  4,572  $  3,888
Basic and Diluted Earnings
  Per Share <F2><F3>          $    .96   $    .96   $    .88  $    .86  $    .74
Cash Dividends Per Share <F3> $   .590   $   .550   $   .515  $   .525  $   .424
Average Common Shares
  Outstanding <F3>               5,406      5,368      5,356     5,342     5,254
Shareholders of Record           3,646      3,531      3,434     3,287     3,217

These financial highlights should not be relied upon as an indication of future financial condition or results of operations.

<F1> For the purpose of this ratio, earnings have been calculated by adding net income, interest expense and income taxes.

<F2> For 1996, the amount is before the extraordinary charge.

<F3> All periods have been restated to reflect a 1998 two-for-one stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chorus Communications Group, Ltd. and its subsidiaries (Chorus or the Company) was formed on June 1, 1997 as a result of the mergers of Mid-Plains, Inc. (Mid-Plains) and Pioneer Communications, Inc. (Pioneer). The mergers have been accounted for as a pooling-of-interests and, accordingly, historical financial data shown below has been reported as if the companies have always been one.

On January 29, 1998, Chorus acquired Executive Systems & Software, Inc. d/b/a The ComputerPLUS, and IntraNet, Inc. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, financial data from these two entities has only been included subsequent to the date of the acquisitions.

RESULTS OF OPERATIONS

OVERVIEW

Chorus' net income remained constant in 1998 as compared to 1997 with the growth in net income from the Company's local exchange carriers (LEC) being offset by a decline in net income from its system sales and services. The Company's net income increased in 1997 $2.2 million from 1996 primarily due to an extraordinary charge against income relating to the discontinuance of regulatory accounting principles for one of the company's local exchange carriers (LEC), as discussed in Note 3 to Consolidated Financial Statements, which decreased net income by $1.8 million in 1996. Excluding the extraordinary charge, net income increased $0.4 million in 1997, primarily due to growth in LEC services.

Revenues increased $9.7 million in 1998, to $46 million, and $3.2 million in 1997, to $36.3 million. The increase in 1998 was primarily due to the acquisition of The ComputerPLUS and IntraNet, Inc. noted above as well as growth in LEC and other services and sales revenues. The increase in 1997 was due to growth in LEC services and other services and sales revenues offset by a decrease in system sales and services.

Operating costs and expense increased $9 million in 1998, to $36 million, and $2.7 million in 1997, to $27 million. The increase in 1998 was primarily due to the acquisitions of The ComputerPLUS and IntraNet, Inc.
The increase in 1997 was primarily due to merger related expenditures, costs related to regulatory matters and growth of internal operations.

Interest expense increased $0.4 million in 1998 due to increased borrowings related to continuing plant expansion and the business acquisitions noted above.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services and system sales and services.

LOCAL EXCHANGE CARRIER SERVICES

LEC services provide telephone, data and other services to customers in
local exchanges located in Southern Wisconsin.   LEC services operating
income consisted of the following:


In Thousands                          1998       1997      1996

Revenues and Sales
   Local service revenues           $ 9,948    $ 8,571   $ 6,546
   Interstate network access          9,407      9,162     8,590
   Intrastate network access          4,206      4,917     5,471
   Other                              2,706      2,638     2,895
                                     26,267     25,288    23,502
Operating Costs and Expenses
   Cost of services                   3,652      3,387     3,115
   Selling, general & administrative  8,327      8,518     7,482
   Depreciation                       4,625      4,521     4,158
                                     16,604     16,426    14,755

LEC Services Operating Income         9,663      8,862     8,747
Less:  Intercompany eliminations
   Revenues                            (675)   (1,282)      (635)
   Expenses                             421         -          -
Operating Income                    $ 9,409   $ 7,580    $ 8,112


LEC services revenues are derived from local network services, interstate network access, intrastate network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas.

The telecommunications industry has undergone significant regulatory, competitive and technological changes, and the pace of change is likely to continue. The Federal Telecommunications Act of 1996 (1996 Act) has transformed the telecommunications industry and changed telecommunications policies in such areas as entry into local exchange markets, pricing of telecommunications services and ownership of facilities.

For regulatory purposes, Chorus has three LECs, two of which are currently considered by the Public Service Commission of Wisconsin (PSCW) to be small telecommunications utilities subject to reduced regulation. The other LEC, Mid-Plains, is also considered a small telecommunications utility, but in August, 1996 received PSCW approval to implement an Alternative Regulation Plan (the Plan). The Plan set rate ceilings, reduced intrastate access charges and established certain goals.

As discussed in Note 14 to Consolidated Financial Statements, in June 1997, the PSCW issued orders authorizing KMC Telecom, Inc. (KMC) and TDS Metrocom, Inc. (TDS) to provide local exchange service in Mid-Plains service territory. The PSCW held that Mid-Plains was no longer entitled to either an exclusive franchise under state law or a rural telephone company exemption under federal law as a result of entering into the Plan. Mid-Plains disagreed and filed a petition for judicial review in the Dane County Circuit Court. The outcome of this petition does not affect KMC or TDS's ability to provide service in Mid-Plains' service territory. However, it may affect the process by which future potential competitors enter into Mid-Plains' service territory.

On January 25, 1999, the U.S. Supreme Court (Court) issued a decision that supported in large part the Federal Communications Commission's (FCC) rules that were issued to implement several local competition provisions of the Telecommunications Act of 1996. The Court addressed these rules after several telecommunications carriers and the FCC petitioned them to hear the case after the U.S. Court of Appeals for the Eighth Circuit held that the FCC exceeded its authority in setting nationwide price guidelines and vacated significant portions of FCC rules.

The Supreme Court held that the FCC has general jurisdiction to implement the 1996 Act's local competition provision. The Supreme Court ruled on several key elements of the FCC's Interconnection Order: it agreed with the FCC's definition of network elements, which includes operational support systems (OSS), and vertical switching features such as Caller ID; it upheld the FCC's rules allowing competitors to provide local phone service relying solely on unbundled elements from an incumbent's network; and, it upheld the FCC's "pick and choose" rule which allows new competition to "pick and choose" among terms and conditions in prior interconnection agreements.

Resolution of the regulatory matters discussed above that are currently under FCC or judicial review is uncertain and regulations to implement other provisions of the 1996 Act have yet to be issued. However, Chorus expects to have increasing competition which will have some adverse effect upon its operations. The full extent of the effect is unknown at this time.

Local service revenues increased 16% in 1998. This growth was principally due to rate increases on September 1, 1998 and 1997, having the effect of increasing local service revenues by $0.8 million during 1998. As discussed above, TDS and KMC were authorized to offer local service in Mid-Plains' service territory. As of December 31, 1998, they have acquired 2,000 access lines previously served by Mid-Plains, approximately 1,500 of which provide service to the corporate offices of TDS. The loss of these access lines was offset by the addition of new access lines, which resulted in Chorus providing service to 42,200 access lines at December 31, 1998. This is a slight increase (.7%) over the number of access lines served by Chorus at December 31, 1997.

Local service revenues increased 30.9% in 1997. This growth was principally due to rate increases on September 1, 1997 and 1996 due to Mid-Plains' Alternative Regulation Plan, which had the effect of increasing local service revenues in 1997 by $1.1 million. Additionally, the LECs experienced a greater demand for service in 1997 as evidenced by an 8.9% increase in the number of access lines in service.

Interstate and intrastate network access revenues are based on fees charged to interexchange carriers that use the LECs' local network to provide long distance service to their customers. Interstate revenues increased 2.7% in 1998 and 6.7% in 1997. These increases were due to higher demand for switched access services as evidenced by a 7.4% and 9.7% increase in minutes of use for 1998 and 1997, respectively. These increases in switched access revenues were offset by a decrease in average switched access rates charged to the interexchange carriers of 8.3% and 3.7% for 1998 and 1997, respectively. Additionally, interstate special access revenue continued to grow by 32.9% and 34.5% for 1998 and 1997, respectively.

Intrastate network access revenues decreased 14.5% and 10.1% in 1998 and 1997, respectively. The decrease in 1998 was due to lower demand for switched access services as evidenced by a 4.2% decrease in minutes of use for 1998. Additionally, average access rates dropped 15.5% in 1998. The 1997 decrease was due to Mid-Plains' Alternative Regulation Plan, which had the effect of decreasing average intrastate access rates by 18.7% resulting in decreased revenues of $1 million for 1997. This decrease was offset in part by higher demand as evidenced by increase minutes of use of 5%.

Other revenues decreased 8.9% in 1997. The decrease was due to lower billing and collection rates that went into effect in October, 1996.

Cost of service increased 7.8% and 8.7% in 1998 and 1997, respectively. The growth in 1998 was primarily due to occupancy costs of new facilities of $0.3 million. The growth in 1997 was due primarily to growth in internal operations.

Selling, general and administrative expenses decreased 2.2% in 1998. The decrease was due primarily to the reduction in expenses related to the settlement of Mid-Plains' defined benefit pension plan. Selling, general and administrative expenses in 1997 increased 13.8% due to growth in internal operations and $0.3 million in expenditures related to regulatory and judicial proceedings regarding competitors entering into one of Chorus' LEC subsidiary's service territory.

Depreciation increased 2.3% in 1998 and 8.7% in 1997 due to increased depreciable property.


SYSTEM SALES AND SERVICES

This operational segment sells, installs and services business telephone systems, computers and computer networks. System sales and services operating income consisted of the following:


In Thousands                                      1998     1997     1996

Revenues and Sales                              $13,060   $7,123   $7,538

Operating Costs and Expenses
   Cost of goods sold and cost of services        9,362    4,298    4,475
   Selling, general and administrative            3,500    2,245    2,197
   Depreciation                                     214      122      108
                                                 13,076    6,665    6,780

System Sales & Services Operating Income  (Loss)    (16)     458      758
Less:  Intercompany eliminations - Expenses         150       37       37
Operating Income                                $   134   $  495   $  795


System sales and services revenues increased 83.4% in 1998 primarily due to the acquisition of The ComputerPLUS on January 29, 1998. In 1997 system sales and services revenues decreased 5.5% which was related primarily to the cancellation of a commission arrangement.

Cost of goods sold as a percentage of system sales and services revenues increased from 60.3% in 1997 to 71.7% in 1998. The increase is due to the more competitive nature of the computer sales industry resulting in lower margins on computer equipment sales as compared to business telephone systems. Cost of goods sold as a percentage of system sales and services revenues for 1997 was consistent with 1996.

The increase in selling, general and administrative costs in 1998 over 1997 was due primarily to the 1998 acquisition.

OTHER SERVICES AND SALES

Other services and sales include operations from long distance, internet and directory publishing operations. Other services and sales operating income consisted of the following:


In Thousands                                      1998     1997      1996

Revenues and Sales                               $8,152   $5,257    $2,826

Operating Costs and Expenses
Cost of  services                                 5,312    3,955     2,151
Selling, general and administrative               2,056    1,201     1,269

   Depreciation                                     497      121        68
                                                  7,865    5,277     3,488

Other Services & Sales Operating Income (Loss)      287      (20)     (662)
Less:  Intercompany eliminations
   Revenues                                        (807)     (49)      (50)
   Expenses                                         911     1,294      648
Operating Income (Loss)                          $  391    $1,225   $  (64)


Revenue from other services and sales increased $2.9 million (55%) in 1998. The increase was due in part to the acquisition of IntraNet, Inc., which accounted for $1.3 million of the increase. Additionally, the revenue growth was due to the overall expansion in the long distance, internet and directory customer base. These increases were offset, in part, from the termination in October, 1997 of a temporary arrangement to resell intralata toll service.

Revenues from other services and sales increased 86% in 1997 primarily due to a temporary arrangement to resell intralata toll for part of 1997, as well as growth in the number of customers.

The cost of service for other services increased 34.3% and 83.9% for 1998 and 1997, respectively. The increase in 1998 was due to the acquisition of IntraNet, Inc., while the 1997 increase was primarily due to increased intralata toll traffic and an increase in the customer base.

The increase in selling, general and administrative costs for 1998 was primarily due to the acquisition of IntraNet, Inc. and growth of internal operations. The increase in selling, general and administrative expenses during 1997 was due to growth in internal operations.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the years 1996 - 1998 was $30.1 million. External financing activities for the same period totaled $11.9 million.

INFLATION

Management believes that inflation affects Chorus' business to no greater extent than the general economy.

INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the years 1996-1998 were $27.4 million. Capital expenditures for 1999 are expected to approximate $7 million.

On April 28, 1997, PCS Wisconsin, LLC (PCS-WI), a 75% owned subsidiary of the Company, was granted the F block license by the FCC (see Note 14 to Consolidated Financial Statements). The license allows PCS-WI to construct and operate a personal communications service system (PCS) in 10 counties in Southern Wisconsin. PCS-WI bid for the license was $3.2 million. At December 31, 1998, $2.6 million remains payable through 2007.

Under the terms of the license, PCS-WI is required to construct an operating system that will be capable of providing service to at least 25% of the population in the license area within five years of the grant of the license. The Company has performed preliminary planning and is currently studying options to develop, construct and introduce PCS service.
Management is also analyzing financing alternatives, which include the issuance of debt, equity financing and/or the inclusion of additional partners in PCS-WI.

In addition to the risks associated with startup operations of PCS-WI, it is anticipated that PCS-WI will encounter stiff competition from existing cellular providers as well as from PCS license holders.

In 1997 and 1996, Chorus received cash distributions from its cellular limited partnership totaling $0.7 million.

FINANCING ACTIVITIES

Financing for the years 1996 - 1998 was $11.9 million consisting of $9.2 million of debt financing, $0.3 million from the sale of common stock under stock plans and a net increase in short-term bank notes of $2.4 million.

On January 31, 1997, the Company entered into a financing agreement with the Rural Telephone Finance Cooperative (RTFC) that allows it to borrow up to $22 million. The agreement provides up to $12 million for refinancing existing debt, capital expenditures and working capital for LEC operations; $9 million for investment in PCS-WI (see above) and $1 million for the purchase of RTFC's Subordinate Capital Certificates, a condition of obtaining the financing. The interest rate on $4 million of the debt is fixed at 7.4% with the remainder variable based upon the RTFC's cost of funds, which at February 1, 1999 was 5.85%. At December 31, 1998, all funds had been advanced for local exchange carrier purposes and future borrowings of $9 million are available to invest in PCS-WI.

In October, 1997, Chorus acquired an office building for $4.4 million. Funding for this acquisition was provided by a $4 million loan from AnchorBank, S.S.B. and $400,000 in short-term borrowings. The $4 million loan is payable over 20 years with the interest fixed for the first five years at 7.75%.

In January 1998, Chorus acquired Executive Systems & Software, Inc. d/b/a The ComputerPLUS, and IntraNet, Inc. The businesses were acquired for 40,000 shares of common stock, $0.5 million in cash and notes of $0.5 million to be paid over two years.

In connection with its long-term debt, certain subsidiaries of Chorus may not transfer funds to Chorus in the form of cash dividends, loans or advances until certain financial requirements of their mortgages are met. Of the $13 million underlying retained earnings of all Chorus subsidiaries at December 31, 1998, $5.2 million was available for the payment of dividends on the subsidiaries' common stock.

As more fully discussed in Note 12 to the Consolidated Financial Statements, in December 1998, Chorus established an Employee Stock Purchase Plan, to begin in January, 1999, subject to shareholder approval.

It is anticipated that the capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, and dividend payments will be provided for with cash flow from operating activities and the issuance of debt.

At February 19, 1999, Chorus has available unused lines-of-credit of $12.5 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, competition could have an adverse effect on Chorus' future operations and cash flows.

OTHER FINANCIAL INFORMATION

Management is currently not aware of any environmental matters, which in the aggregate would have a material adverse effect on the financial condition or results of operations of the Company.

YEAR 2000 (Y2K)

The Year 2000 compliance issue exists because many computerized information systems use two-digit data fields to designate a year and cannot process date-sensitive information beyond December 31, 1999. Chorus has established a Year 2000 Project Team, to coordinate and monitor the Company's Year 2000 compliance efforts. Begun in 1997, Chorus' Year 2000 effort covers its network and supporting infrastructure for the provisioning of local switched and data telecommunications services. Additionally, within the scope of this initiative are the Company's operational and financial information technology systems and applications, end-user computing resources and building systems, such as security, elevator and environmental control systems. The project also includes a review of the Year 2000 compliance efforts of the Company's key vendors and suppliers. While this initiative is broad in scope, it has been structured to identify and prioritize the Company's efforts for mission critical systems, network elements and products and key vendors and suppliers.

Work is progressing in the following phases: inventory, assessment, planning, deployment and monitoring. The inventory and assessment phases have been substantially completed as of April 1998. The planning stage has also been substantially completed as of December 31, 1998, except for the Company's contingency plan (see below). The deployment phase is in progress and the Company has established a target date for completing this phase of June 1, 1999 for billing and customer service support systems and July 1, 1999 for network elements, products and financial information technology systems. The ability to meet these target dates is dependent upon the timely provision of the necessary upgrades and modifications by the Company's vendors and suppliers. Additionally, the Company is dependent on vendors' and suppliers' assurances that their upgrades will be Year 2000 compliant. Also, the Company cannot guarantee that third parties on whom it depends for essential services (such as electric utilities, interexchange carriers, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a vendor and supplier compliance program, and is working with key vendors and suppliers to minimize such risks.

Chorus currently estimates that it will incur expenses of approximately $.1 million through 1999 in connection with anticipated Year 2000 efforts. Chorus anticipates that a portion of Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing resources. Chorus also expect to incur certain capital improvement costs (totaling approximately $.4 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.

As part of our Year 2000 initiative, Chorus is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency plans tailored for the Year 2000 related occurrences. Chorus has established a target date of June 1, 1999 for the completion of these plans.

In management's view, the most reasonable worst case scenario for Year 2000 failure prospects faced by Chorus is that a limited number of important operational and financial information technology systems and applications may unexpectedly fail. In addition, no assurance can be given that there may not be problems with the Company's network and supporting infrastructure for provisioning of local switched and data telecommunications services relating to Year 2000. Failure by Chorus or by certain of its vendors and suppliers to remediate Year 2000 compliance issues in advance of the Year 2000 and to execute appropriate contingency plans in event that a critical failure is experienced, could result in disruption of Chorus' operations, possibly impacting the Company's network and impairing Chorus' ability to bill and collect revenues.

The above information is based on the Company's current best estimates, which was derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of the Company's third party vendor and suppliers and similar uncertainties.

This communication constitutes a "Year 2000 Readiness Disclosure" as provided in Section 3 (9) of the Year 2000 Information and Readiness Disclosure Act of 1998.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K, and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition opportunities, Year 2000 compliance and other similar forecasts and statements of expectation. Words such as expects, anticipates, plans, believes, estimates, could, and should, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have market exposure relating to foreign currency exchange rates or derivative financial instruments. Additionally, the Company is not exposed to material earnings, cash flow or changes in fair value exposures from changes in interest rates on its long-term obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CHORUS COMMUNICATIONS GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS







Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Financial Statements for each of the three years ended December 31, 1998:

           Statements of Income

           Statements of Shareholders' Equity

           Statements of Cash Flows

Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Chorus Communications Group, Ltd.:

We have audited the accompanying consolidated balance sheet of Chorus Communications Group, Ltd. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chorus Communications Group, Ltd. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/S/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin

February 12, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors,
Chorus Communications Group, Ltd.

We have audited the accompanying consolidated balance sheet of Chorus Communications Group, Ltd. (a Wisconsin Corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chorus Communications Group, Ltd. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, a subsidiary discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1996.




/S/ Kiesling Associates LLP
KIESLING ASSOCIATES LLP
Madison, Wisconsin
February 6, 1998

                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS



                                                   December 31,    December 31,
                ASSETS                                1998            1997
In Thousands

CURRENT ASSETS
   Cash and cash equivalents                        $  5,327        $  2,736
   Temporary investments                               1,300           2,500
   Accounts receivable
      Due from customers                               4,511           3,436
      Other, principally connecting
       companies                                       2,472           2,055
   Inventories
      Plant materials and supplies                       689             542
      Systems and parts                                1,231             911
   Other                                               1,606           1,498
      Total Current Assets                            17,136          13,678


PROPERTY, PLANT AND EQUIPMENT, Net                    45,421          40,658


CELLULAR LIMITED PARTNERSHIP INTERESTS                 3,715           3,715


PERSONAL COMMUNICATION SERVICES LICENSE                3,580           3,418


GOODWILL, Net of accumulated amortization
   of $141                                             1,373               -


OTHER                                                  1,452           1,285


TOTAL ASSETS                                        $ 72,677        $ 62,754


                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS



                                                  December 31,    December 31,
  LIABILITIES AND SHAREHOLDERS' EQUITY                1998            1997

In Thousands

CURRENT LIABILITIES
  Current maturities of long-term debt              $  1,260        $    614
  Notes payable to banks                               2,630           1,328
  Accounts payable                                     4,790           3,345
  Accrued pension cost                                     -             781
  Other                                                1,064           1,005
    Total Current Liabilities                          9,744           7,073

LONG-TERM DEBT                                        25,551          22,012

DEFERRED INCOME TAXES                                  3,579           3,142

OTHER LIABILITIES                                      1,877           1,384
  Total Liabilities                                   40,751          33,611


MINORITY INTEREST                                        374             370


COMMITMENTS AND CONTINGENCIES (See Notes)


SHAREHOLDERS' EQUITY
  Common stock, no par value;
    authorized 25,000,000 shares;
    issued and outstanding 5,408,606
    and 5,368,606 shares, respectively                14,668          13,868
  Retained earnings                                   16,884          14,905
    Total Shareholders' Equity                        31,552          28,773

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 72,677        $ 62,754










See Notes to Consolidated Financial Statements.

                      CHORUS COMMUNICATIONS GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                 YEAR ENDED DECEMBER 31,
                                              1998        1997        1996
In Thousands Except For Per Share Data
REVENUES AND SALES
   Local exchange carrier services           $25,592     $24,006     $22,867
   System sales and services                  13,060       7,123       7,538
   Other services and sales                    7,345       5,208       2,776
     Total Revenues and Sales                 45,997      36,337      33,181

OPERATING COSTS AND EXPENSES
   Cost of goods sold                          9,326       4,267       4,474
   Cost of services                            7,705       6,096       4,665
   Selling, general & administrative          13,696      11,910      10,865
   Depreciation and amortization               5,336       4,764       4,334
     Total Operating Costs and Expenses       36,063      27,037      24,338

OPERATING INCOME                               9,934       9,300       8,843
   Other income                                  362         327         235
   Interest expense                           (1,727)     (1,301)     (1,408)
   Minority interest                              (4)         28           3
 INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY CHARGE                 8,565       8,354       7,673

INCOME TAX EXPENSE                             3,394       3,218       2,932

INCOME BEFORE EXTRAORDINARY CHARGE             5,171       5,136       4,741
EXTRAORDINARY CHARGE, net of
   income taxes of $1,133                          -           -      (1,782)
NET INCOME                                   $ 5,171     $ 5,136     $ 2,959

BASIC AND DILUTED EARNINGS PER SHARE
   Income before extraordinary charge        $   .96     $   .96     $   .88
   Extraordinary charge                            -           -        (.33)
   Net income                                $   .96     $   .96     $   .55


Average common shares outstanding              5,406       5,368       5,356










See Notes to Consolidated Financial Statements.

                        CHORUS COMMUNICATIONS GROUP, LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                  COMMON STOCK                        TOTAL
                                                       RETAINED    SHAREHOLDERS'
                                SHARES     AMOUNT      EARNINGS       EQUITY
In Thousands
Balances, December 31, 1995     5,281      $13,536     $12,515        $26,051

   Net income                                            2,959          2,959
   Cash dividend - $.515 a
     share                                              (2,754)        (2,754)
   Stock plans                     12          229                        229
   Grants exercised                70


Balances, December 31, 1996     5,363       13,765      12,720         26,485

   Net income                                            5,136          5,136
   Cash dividend - $.55 a
     share                                              (2,951)        (2,951)
   Stock plan                       6          103                        103

Balances, December 31, 1997     5,369       13,868      14,905         28,773

   Net income                                            5,171          5,171
   Cash dividend - $.59 a
     share                                              (3,192)        (3,192)
   Issuance of stock in
     acquisition of businesses     40          800                        800

Balances, December 31, 1998     5,409      $14,668     $16,884        $31,552








 See Notes to Consolidated Financial Statements.

                        CHORUS COMMUNICATIONS GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                1998        1997         1996
In Thousands
OPERATIONS
  Net income                                  $ 5,171     $ 5,136      $ 2,959
  Adjustments to reconcile net income
    to net cash from operations:
    Extraordinary charge                            -           -        1,782
    Depreciation and amortization               5,336       4,764        4,334
    Deferred income taxes                         333        (189)         549
    Changes in current assets and
    current liabilities excluding effects
    of acquisitions:
       Receivables                               (840)       (813)         232
       Inventories                                (70)        110          (94)
       Payables                                   169         403           10
    Other                                          93        (538)       1,282
    Net cash from operations                   10,192       8,873       11,054

INVESTING
  Capital expenditures                         (9,653)    (11,258)      (6,446)
  Acquisitions (net of cash acquired)            (357)          -            -
  Cellular investment                               -         453          273
  Personal Communication Services license         (22)       (820)           -
  Purchases of short-term investments          (1,300)     (1,000)      (1,900)
  Proceeds from sale of short-term
   investments                                  2,500       1,700        1,300
  Other - net                                     119         238         (299)
    Net cash used in investing                 (8,713)    (10,687)      (7,072)

FINANCING
  Stock plans                                       -         103          229
  Dividends paid                               (3,192)     (2,951)      (2,754)
  Long-term debt issued                         4,486       4,745            -
  Long-term debt repaid                          (801)       (577)      (1,135)
  Net change in short-term debt                   619       1,328          360
    Net cash from (used in) financing           1,112       2,648       (3,300)

Increase in cash and
 cash equivalents                               2,591         834          682

Cash and cash equivalents:
  Beginning of period                           2,736       1,902        1,220
  End of period                               $ 5,327     $ 2,736      $ 1,902


See Notes to Consolidated Financial Statements.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      MERGERS
      Effective June 1, 1997, Mid-Plains, Inc, (Mid-Plains) and Pioneer Communications, Inc. (Pioneer) merged into subsidiaries of a new holding company, Chorus Communications Group, Ltd. (the "Mergers"). Pursuant to the Mergers, Mid-Plains shareholders received two (2) shares of holding company common stock (3,983,486 shares) for each share of Mid-Plains common stock; Pioneer shareholders received eight (8) shares of holding company common stock (1,385,120 shares) for each share of Pioneer common stock. The Mergers have been accounted for as a pooling-of-interests and, accordingly, historical financial data has been reported as if the companies have always been one.

      DESCRIPTION OF BUSINESS
      Chorus Communications Group, Ltd. and its subsidiaries (Chorus or the Company) is a telecommunications company that provides phone, data and other services through its local exchange carrier (LEC) subsidiaries.
      The Company also sells, installs and services business telephone systems, computers and computer networks. Additionally, the Company has operations in long distance, internet service and directory publishing. The Company's operations are primarily in Southern Wisconsin.

      BASIS OF PRESENTATION
      The consolidated financial statements of Chorus include the accounts of
      its majority-owned subsidiaries.   All significant intercompany items have
      been eliminated in consolidation. Investments of less than 20% are accounted for on the cost basis.

      The accounting policies of Chorus conform to generally accepted accounting principles. The accounting records of the LEC subsidiaries are maintained in accordance with the uniform system of accounts prescribed by the Public Service Commission of Wisconsin (PSCW).

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

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Certain LEC subsidiaries of Chorus are subject to the provisions of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." The Company periodically reviews the criteria for applying these provisions to determine whether continuing application of FAS 71 is appropriate for these LEC subsidiaries.

      One LEC subsidiary of Chorus discontinued applying FAS 71 in the second quarter of 1996 (see Note 3). Other LEC subsidiaries continue to apply FAS 71 because the Company believes FAS 71 criteria are still being met; and therefore, has no current plans to change the method of accounting.
      In analyzing the effects of discontinuing the application of FAS 71, management has determined that the useful lives of plant assets used for regulatory purposes are consistent with generally accepted accounting principles and therefore any adjustments to accumulated depreciation would be immaterial, as would be the write-off of regulatory assets and liabilities.

      PROPERTY, PLANT AND EQUIPMENT
      Plant in service and under construction is stated at the original cost of construction including the capitalized costs of certain taxes and payroll-related expenses. Normal retirements of LEC property are charged against accumulated depreciation along with the costs of removal less salvage, with no gain or loss recognition. Renewals and betterments of LEC plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expenses. When non-LEC property is sold or retired, a gain or loss is recognized.

      Depreciation is provided primarily on the composite group remaining life method using straight-line composite rates.

      LONG-LIVED ASSETS
      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," the Company would record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current estimates, management does not believe any of its long-lived assets are impaired.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      INVENTORIES
      Inventories are stated at the lower of cost or market.

      The cost of materials and supplies inventory, which is used primarily for the construction of LEC plant, is determined principally by the average cost method.

      The cost of systems and parts inventory, held primarily for sale and servicing of telephone and computer systems, is determined principally by the First-In, First-Out method.

      INCOME TAXES
      Chorus files a consolidated federal income tax return.

      Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

           Local network service revenues are recognized over the period a subscriber is connected to the LEC network.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Network access is derived from charges for access to the LECs' networks. The interstate portion of access revenues is based on an average schedule company settlement formula administered by the National Exchange Carrier Association which is regulated by the FCC. The intrastate portion of access revenues is based on individual company tariff access charge structures approved by the PSCW. The tariffs developed from these methods are used to charge the connecting carriers and recognize revenues in the period the traffic is transported.

           SYSTEM SALES AND SERVICES REVENUES - Revenues from system sales and services are derived from the sale, installation and servicing of telephone and computer systems. Chorus grants credit to customers, substantially all of whom are located in Southern Wisconsin.

           Customer contracts for sales and installations are accounted for using the completed-contract method which recognizes income only if the contract is substantially completed.

           OTHER SERVICES AND SALES - Other revenues include long distance, internet services and directory publishing. These revenues are recognized over the period the services are provided.

      CASH AND CASH EQUIVALENTS
      All highly liquid, short-term investments with an original maturity of three months or less are considered to be cash equivalents.

      The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

      TEMPORARY INVESTMENTS
      Cash investments with original maturities of three months to 12 months are classified as temporary investments. Temporary investments are stated at cost which approximates market value.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      STOCK SPLIT
      On March 6, 1998, the Company declared a two-for-one stock split in the form of a 100% dividend, which was distributed on April 15, 1998, to shareholders of record on April 1, 1998. Accordingly, all common shares and per share data for all periods presented in the consolidated financial statements have been restated to reflect the stock split.

      BASIC AND DILUTED EARNINGS PER SHARE
      Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. No material potentially dilutive securities or stock plans existed in the periods presented.


      RECLASSIFICATION
      Certain amounts previously reported for prior years have been reclassified to conform with the 1998 presentation.

2.    ACQUISITIONS

      On January 29, 1998, Chorus acquired Executive Systems & Software, Inc. d/b/a The ComputerPLUS, and IntraNet, Inc., which were under common ownership. The businesses were acquired for 40,000 shares of common stock at $20 per share and cash and promissory notes totaling $1.0 million. Additionally, Chorus entered into covenants not to compete with the prior owner for $0.4 million. The acquisitions have been accounted for under the purchase method of accounting and accordingly, financial data from the acquired entities has been consolidated into the financial statements subsequent to the purchase. On an unaudited pro forma basis, the effects of the acquisitions were not significant to the Company's results of operations. The resulting goodwill of $1.5 million is being amortized over a ten year period using the straight-line method.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    EXTRAORDINARY CHARGE

      In response to legislation, an alternative plan of regulation and in recognition of potential increased competition, a LEC subsidiary of Chorus discontinued the use of FAS 71 in the second quarter of 1996. As a result of the decision to discontinue applying FAS 71 to the subsidiary, the Company recorded a noncash, after-tax extraordinary charge of $1.8 million (net of tax benefits of $1.1 million), or $0.33 per share, in the second quarter of 1996. The charge primarily represented a reduction in the net book value of the subsidiary's telephone plant and equipment through an increase in accumulated depreciation.

4.    LONG-TERM DEBT

      Long-term debt as of December 31, 1998 and 1997 is as follows:


                                     INTEREST                   DECEMBER 31,
                                       RATES    MATURITIES      1998     1997
                                                                In Thousands

       Registered Subordinate
         Debentures                       8%       2000      $ 5,000  $ 5,000
       Promissory Notes                 8.5%     1999-2000       375        -
       Mortgage Notes -
        RUS                         2% to 5%     1999-2017       526      564
        FCC                            6.25%     1999-2007     2,598    2,598
        RTB                         4% to 8%     1999-2017     2,364    2,495
        RTFC                    6.4% to 7.4%<F1> 1999-2012    12,050    7,976
        AnchorBank                     7.75%<F2> 1999-2017     3,898    3,993
                                                              26,811   22,626
       Less current portion                                   (1,260)    (614)

       Long-term debt                                        $25,551  $22,012

     <F1> Variable rate based on RTFC's cost except for $3.9 million fixed at 7.4%
       through February 2008.
     <F2> Fixed through November 2002.


      During 1998, Chorus incurred $0.5 million in promissory notes related to the acquisition of IntraNet, Inc. (see Note 2). Additionally, in 1997, Chorus incurred $2.6 million in long-term debt related to the acquisition of the F-block PCS license (see Notes 9 and 14).

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    LONG-TERM DEBT (Continued)

      Substantially all assets of Chorus are pledged as collateral for the long-term debt under loan agreements with the Rural Utilities Service
      (RUS), the Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative (RTFC) or AnchorBank. The PCS license is pledged as collateral for the long-term debt under a loan agreement with the Federal Communications Commission (FCC).

      Under the RTFC loan, Subordinated Capital Certificates (SCCs) are required to be purchased by the Company equal to 5% of the advanced amount. SCCs are noninterest-bearing and are returned as the loan is repaid. Under the RTFC loans, future borrowings of $9 million are available to invest in PCS-WI (see Note 14).

      Cash paid for interest for 1998, 1997 and 1996, totaled $1.7 million, $1.3 million, and $1.3 million, respectively.

      The annual requirements for principal repayments on long-term debt are approximately $1.3 million, $6.3 million, $1.3 million, $1.4 million, and $1.5 million for the years 1999 through 2003, respectively.

5.    SHORT-TERM FINANCING

      Short-term financing included notes payable at December 31, 1998 of $2.6 million at a weighted average interest rate of 7.52%.

      Chorus and its subsidiaries had available unused lines-of-credit of $10.4 million at December 31, 1998.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    PROPERTY, PLANT AND EQUIPMENT

      The components of property, plant and equipment were as follows:


                                                    DECEMBER 31,
                                                 1998         1997
                                                   In Thousands

      Land                                     $ 1,378      $ 1,368
      Buildings                                  8,274        8,025
      Digital switching equipment               19,925       18,912
      Cable, wiring and conduit                 34,684       32,541
      Other                                     10,038        7,479
      Under construction                           377            -
                                                74,676       68,325
      Less accumulated depreciation            (29,255)     (27,667)
      Total property, plant and equipment      $45,421      $40,658


      Depreciation expense for LECs in 1998, 1997 and 1996 was equivalent to a composite average percentage of 7.4%, 7.5% and 7.3%, respectively. All other property, plant and equipment is depreciated using useful lives ranging from three to forty years.

7.    RESTRICTION ON COMMON STOCK DIVIDENDS

      At December 31, 1998, all of the consolidated retained earnings were available for the payment of cash dividends on shares of Chorus common stock. However, certain LECs may not transfer funds to the parent in the form of cash dividends, loans or advances until certain financial requirements of their mortgages have been met. Of the $13 million underlying retained earnings of all Chorus subsidiaries at December 31, 1998, $5.2 million was available for the payment of dividends on the subsidiaries' common stock.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    CELLULAR LIMITED PARTNERSHIP INTERESTS

      The following is a summary of the Company's limited partnership interests through which cellular telephone service is provided in Wisconsin Standard Metropolitan Statistical Area (SMSA) and Rural Statistical Areas (RSA). (See Note 14).

                                                      DECEMBER 31,
                                                     1998     1997
                                                      In Thousands
           18.1% Interest in Madison SMSA           $3,649   $3,649
           2.0% Interest in Wisconsin RSA 8             66       66
                                                    $3,715   $3,715

9.    PERSONAL COMMUNICATION SERVICES LICENSE

      The Company owns 75% of PCS Wisconsin, LLC (PCS-WI) with the remaining 25% held by a minority interest. PCS-WI holds an F-block license which allows it to construct and operate a personal communications services system (PCS) in ten counties in Southern Wisconsin. The license is carried at cost including acquisition costs and interest charges which are being capitalized prior to commencing operations. For 1998 and 1997, interest of $162,000 and $130,000, respectively, was capitalized.
      (See Note 14).

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, temporary investments and short-term debt are based on face amounts which approximate fair value.

      The fair value of long-term debt, estimated using discounted cash flow analysis based on Chorus' estimated current incremental borrowing rates for debt with similar terms, was as follows:

                                                1998       1997
                                                  In Thousands
                     Carrying amount          $26,811     $22,626
                     Fair market value        $27,456     $22,565

      It was not practicable to estimate the fair value of Chorus' investments in cellular limited partnership interests because of a lack of quoted market prices. The carrying amount at December 31, 1998 is based upon the cost method of accounting (See Notes 8 and 14).

                        CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INCOME TAXES

      The components of income tax expense were as follows:


                                               YEAR ENDED DECEMBER 31,
                                            1998         1997         1996
      In Thousands
        Current:
        Federal                           $2,446        $2,751       $1,888
        State                                594           703          521
      Deferred:
        Federal                              285          (153)         493
        State                                110           (24)         107
      Amortization of deferred
        investment tax credits               (41)          (59)         (77)
      Total income tax expense            $3,394        $3,218       $2,932


      Cash paid for income taxes for 1998, 1997 and 1996 totaled $3.5 million, $3.5 million and $2.1 million, respectively.

      The following is a reconciliation of the statutory federal income tax rate of 34% to Chorus' effective income tax rate.


                                               YEAR ENDED DECEMBER 31,
                                            1998         1997         1996

      Statutory federal income tax
        rate                                34.0%         34.0%        34.0%
      State income taxes, net of
        federal benefit                      5.7           5.2          5.4
      Amortization of investment tax
        credits                              (.5)          (.7)        (1.0)
      Amortization of goodwill                .5             -            -
      Amortization of excess deferred
        federal taxes                          -             -          (.3)
      Other                                  (.1)            -           .1
      Effective income tax rate             39.6%         38.5%        38.2%


              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INCOME TAXES (Continued)

      The components of Chorus' deferred tax assets (liabilities) were as follows:


                                                      DECEMBER 31,
                                                   1998         1997
      In Thousands

      Deferred tax assets:
        Pension                                 $     -      $   306
        Merger costs                                111          109
        Compensated absences                        332          292
        Deferred compensation                       279          225
        Deferred income                             124          105
        Other                                       347          160
          Deferred tax assets                     1,193        1,197

      Deferred tax liabilities:
        Property, plant and equipment
          depreciation                           (3,835)      (3,317)
        Cellular interest                          (232)        (639)
        Unamortized investment tax credit           (73)        (114)
        PCS License amortization                   (273)           -
        Other                                        (5)          (6)
          Deferred tax liabilities               (4,418)      (4,076)
      Net deferred tax liabilities               (3,225)      (2,879)
      Less: Current deferred tax assets            (354)        (263)
      Long-term deferred tax liabilities        $(3,579)     $(3,142)


              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   BENEFIT PLANS

      PENSION PLAN
      On April 15, 1998, a LEC subsidiary of Chorus received a favorable determination letter from the IRS relating to its defined benefit plan which it had terminated as of April 15, 1997. The pension plan, which covered most of the subsidiary's employees, was non-contributory and provided benefits to eligible employees at retirement based primarily upon years of service and compensation rates near retirement.

      The Financial Accounting Standards Board (FASB) issued FAS 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits", in 1998. The new standard revises employers' disclosures about pension and other postretirement benefit plans. The following tables, prepared in accordance with the new standard, set forth the benefit obligations and plan assets as of December 31, 1997. On June 29, 1998, final distributions were made to all participants in the form of lump-sum settlements. No assets or liabilities of the pension plan remained at December 31, 1998.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   BENEFIT PLANS (Continued)

                                                       1998      1997
      In Thousands
      Change in benefit obligation
      Benefit obligation at beginning of year         $7,836    $9,124
      Service cost                                         -       624
      Interest cost                                        -       590
      Settlements                                     (7,325)        -
      Actuarial (loss)                                  (282)   (2,129)
      Benefits paid                                     (229)     (373)
      Benefit obligation at end of year                    -     7,836

      Change in plan assets
      Fair value of plan assets at
         beginning of year                              7,055     6,748
      Actual return of plan assets                         73       680
      Employer contribution                               426         -
      Settlements                                      (7,325)        -
      Benefits paid                                      (229)     (373)
      Fair value of plan assets at end of year              -     7,055

      Funded status                                         -      (781)
      Unrecognized actuarial loss                           -        73
      Unrecognized net asset at transition                  -       (73)
      Net amount recognized                            $    -    $ (781)



      Components of net periodic benefit cost      1998      1997      1996

      Service cost                               $    -    $  624    $  506
      Interest cost                                   -       590       488
      Expected return on plan assets                  -      (540)     (486)
      Amortization of prior service cost              -        43        43
      Amortization of transitional asset              -       (20)      (21)
      Recognized actuarial loss                       -        78        35
        Net periodic benefit cost                     -       775       565
      Additional (gain) loss recognized
        due to settlement/curtailment              (355)        4         -
     Total benefit (income) costs                $ (355)   $  779    $  565


     401(k) BENEFIT PLANS
     Chorus sponsors defined contribution 401(k) benefit plans to substantially all full-time employees. Under the plans, the Company provides matching contributions based on qualified employee contributions. Matching contributions were as follows: 1998 - $457,000, 1997 - $382,000, and
     1996 - $234,000.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   BENEFIT PLANS (Continued)

      STOCK PLANS
      Prior to March 1997, a subsidiary of Chorus had a stock purchase plan which allowed employees and directors to purchase limited quantities of stock. The plan had a pricing policy under which employees, other than officers, could purchase shares at a discounted market price and officers and directors could buy shares at full market price. Purchases under the plan were as follows: 1997 - $103,000 and 1996 - $220,000.

      Another subsidiary of Chorus previously had a Director Stock Option Plan which was terminated effective January 2, 1996 and all outstanding options were exercised for $9,000 in 1996.

      In December 1998, Chorus established an Employee Stock Purchase Plan to begin in January 1999, subject to shareholder approval. Under the plan, employees may purchase common stock of the Company during quarterly periods, not to exceed $7,500 for a calendar year. The price an employee pays for a share of stock may be no less than 85% of fair market value. In the absence of an established market, fair market value will be determined by a committee selected by the Company's Board of Directors.

13.   OPERATING SEGMENTS

      Chorus organizes its business into two reportable segments: local exchange carrier (LEC) services and system sales and services. The LEC services segment provides telephone, data and other services to customers in local exchanges. The system sales and services segment sells business telephone systems and provides installation and service. Additionally, with the 1998 acquisition of The ComputerPLUS, this segment was expanded to include computer network system integration and computer sales. Chorus also has operations in long distance, internet services, and directory publishing that do not meet the quantitative thresholds for reportable segments.

      Chorus' reportable business segments are strategic business units that offer different products and services. Each reportable segment is managed separately primarily because of different products, services and regulatory environments. LEC segments have been aggregated because of their similar characteristics.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   OPERATING SEGMENTS (Continued)

      The segments' accounting policies are the same as those described in the summary of significant accounting policies.


                                                         1998
                                      LOCAL      SYSTEM
                                      EXCHANGE   SALES AND
                                      CARRIERS   SERVICES     OTHER      TOTAL
      In Thousands
      Revenues and sales -
        External customers            $25,592    $13,060    $ 7,345    $45,997
      Intersegment revenues and sales     675          -        807      1,482
      Interest revenue                    234          -        140        374
      Interest expense                  1,407         60        410      1,877
      Depreciation and amortization     4,625        214        497      5,336
      Segment profit (loss)             5,250        (34)       137      5,353
      Segment assets                   53,518      5,646     12,173     71,337
      Expenditures for segment assets   8,100        315      1,238      9,653



                                                         1997
                                     LOCAL      SYSTEM
                                     EXCHANGE   SALES AND
                                     CARRIERS   SERVICES    OTHER       TOTAL
      In Thousands
      Revenues and sales -
        External customers           $24,006     $ 7,123   $ 5,208    $36,337
      Intersegment revenues and sales  1,282           -        49      1,331
      Interest revenue                   222          42       135        399
      Interest expense                 1,260           -       115      1,375
      Depreciation and amortization    4,521         122       121      4,764
      Segment profit (loss)            4,857         291       (42)     5,106
      Segment assets                  47,252       3,912    12,238     63,402
      Expenditures for segment assets  6,523          78     4,657     11,258


              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   OPERATING SEGMENTS (Continued)


                                                          1996
                                      LOCAL      SYSTEM
                                      EXCHANGE   SALES AND
                                      CARRIERS   SERVICES    OTHER      TOTAL
      In Thousands
      Revenues and sales -
        External customers            $22,867    $ 7,538    $2,776     $33,181
      Intersegment revenues and sales     635          -        50         685
      Interest revenue                    148         36        94         278
      Interest expense                  1,408          3        44       1,455
      Depreciation and amortization     4,158        108        68       4,334
      Extraordinary item                1,782          -         -       1,782
      Segment profit (loss)             4,631        484      (377)      4,738
      Segment assets                   46,377      3,732     4,143      54,252
      Expenditures for segment assets   6,220        104       123       6,447


              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   OPERATING SEGMENTS (Continued)


      Reconciliation of Segment Information       1998       1997       1996
      In Thousands

      REVENUES AND SALES
      Total revenues and sales for reportable
        segments                                 $39,327    $32,411     $31,040
      Other revenues                               8,152      5,257       2,826
      Elimination of intersegment revenues
        and sales                                 (1,482)    (1,331)       (685)
           Consolidated Revenues                 $45,997    $36,337     $33,181

      PROFIT
      Total profit for reportable segments       $ 5,216    $ 5,148     $ 5,115
      Other profit (loss)                            137        (42)       (377)
      Unallocated amounts:
        Non-operating segment                       (178)         2           -
        Extraordinary charge                           -          -      (1,782)
        Minority interest                             (4)        28           3
           Net Income                            $ 5,171    $ 5,136     $ 2,959

      ASSETS
      Total assets for reportable segments*      $59,164    $51,164     $50,109
      Other assets                                12,173     12,238       4,143
      Elimination of intercompany receivables     (2,797)    (1,774)     (2,544)
      Non-operating segment                        3,763        756           -
      Minority interest                              374        370          (3)
           Consolidated Assets                   $72,677    $62,754     $51,705


      *The depreciation of Chorus' headquarters building, acquired in October 1997, is allocated to segments using its facilities. The related net cost of $5 million and $4.4 million at December 31, 1998 and 1997, respectively, is not allocated, but included in the other segment assets.

      Total segment interest expense includes intercompany activity of $150,000, $74,000, and $47,000 for 1998, 1997 and 1996, respectively.

      Major Customer Information
      The percentage of revenues for long-distance services provided to local exchange carriers which exceeded 10% of LEC revenues were: AT&T Communications, Inc. 16% in 1998,19% in 1997, and 28% in 1996; MCI 13% in 1998, 11% in 1997 and 14% in 1996; and Ameritech 17% in 1996. No other customer accounted for more than 10% of total revenues.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   COMMITMENTS AND CONTINGENCIES

      Capital expenditures for 1999 are expected to approximate $7 million, and substantial commitments have been made in connection with such expectations.

      PCS LICENSE
      PCS-WI (see Note 9) is required by the FCC to construct a PCS system providing service to at least 25% of the population in the license area within five years of the grant of the license. The license was granted on April 28, 1997.

      The Company has performed preliminary planning and is currently studying
      options to develop, construct and introduce PCS service.   Buildout
      requires substantial capital and operating expenditures over the next several years in a highly competitive market.

      CELLULAR LIMITED PARTNERSHIP LITIGATION
      In 1997, a lawsuit between Mid-Plains, Inc., and Ameritech Mobile Communications of Wisconsin, Inc., involving the Madison SMSA Limited Partnership was pending. That lawsuit has been settled and a Stipulation and Order of Dismissal has been signed and entered by the court.

      PSCW LITIGATION
      In June 1997, the PSCW issued orders authorizing two companies, KMC Telecom, Inc. ("KMC") and TDS Datacom, Inc., n/k/a TDS Metrocom, Inc. ("TDS"), to provide local exchange service in the Mid-Plains, Inc. service territory. As part of these orders, the PSCW held that Mid-Plains was no longer entitled to either an exclusive franchise under state law or a rural telephone company exemption under federal law. Mid-Plains disagreed and filed a petition for judicial review in Dane County Circuit Court.
      The disposition of this petition by the Circuit Court is currently on appeal with the Wisconsin Court of Appeals and the Dane County Circuit Court.

      If Mid-Plains is not ultimately successful in its circuit court action, other competing local exchange providers will have the same opportunities as KMC and TDS to provide local exchange service in the Mid-Plains service territory. If Mid-Plains is successful in its circuit court action, other potential competitors will have to successfully obtain permission from the PSCW to serve in the Mid-Plain's service territory and the PSCW will have to find that Mid-Plains's federal rural telephone company exemption can be lifted.

              CHORUS COMMUNICATIONS GROUP, LTD.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   COMMITMENTS AND CONTINGENCIES (Continued)

      One other company has informed Mid-Plains of an intention to provide local exchange service in the Mid-Plains service territory using the same interconnection agreements that are presently in place for KMC and TDS. Until the Dane County Circuit Court action is completed, Mid-Plains is obligated to negotiate and provide interconnection service to the additional competitor. Mid-Plains intends to continue to defend its right to its state franchise and federal rural telephone company exemption determined under due process of law.

15.   QUARTERLY FINANCIAL INFORMATION (Unaudited):


                                                     QUARTER ENDED
                                      MARCH 31     JUNE 30    SEPT. 30    DEC.31
      In Thousands Except
      For Per Share Data
      1998
      Operating Revenues              $10,938     $11,169    $11,628     $12,262
      Operating Income                  2,559       2,745      2,251       2,379
      Net Income                        1,377       1,439      1,169       1,186
      Basic and Diluted
        Earnings per Share                .26         .27        .22         .21

      1997
      Operating Revenues              $ 8,313     $ 9,051    $ 9,590     $ 9,383
      Operating Income                  1,776       2,559      2,823       2,142
      Net Income                          978       1,447      1,539       1,172
      Basic and Diluted
        Earnings per Share                .18         .27        .29         .22


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers, directors and director nominee of Chorus with ages as of January 1, 1999, are as follows:


NAME                           AGE       POSITION
Dean W. Voeks                  56        President/Chief Executive Officer and
                                         Director: 2001<F3>

Howard G. Hopeman              54        Executive Vice President and
                                         Chief Financial Officer

Darold J. Londo                34        Vice President, Human Resources and
                                         Corporate Counsel

Daniel J. Stein                43        Executive Vice President of subsidiary,
                                         Mid-Plains Communications Systems, Inc.
                                         (MPCS)

Fredrick E. Urben              57        Secretary & Treasurer

G. Burton Bloch                77        Director: 1999<F3>

Carrie L. Bennett-Barndt       46        Director nominee

Charles Maulbetsch <F1><F2>    63        Director: 1999<F3>

Harold L.(Lee) Swanson<F1><F2> 60        Director: 2000<F3>

Douglas J. Timmerman <F1>      58        Director: 2001<F3>

<F1> Member of Compensation Committee
<F2> Member of Audit Committee
<F3> Annual Meeting at which current director term expires


Dean W. Voeks is President/Chief Executive Officer of Chorus; he has been associated with Chorus and/or its subsidiaries for more than 12 years.

Howard G. Hopeman is Executive Vice President and Chief Financial Officer of Chorus; he has been associated with Chorus and/or its subsidiaries for more than 10 years.

Darold J. Londo is Vice President of Human Resources of Chorus and Corporate Counsel since joining the organization in December of 1997. Prior to this, Mr. Londo was an attorney for Axley Brynelson, Attorneys and Counselors, since 1993.

Daniel J. Stein was Executive Vice President of MPCS for the past 12 years. On January 1, 1999, MPCS changed its name to Chorus Networks, Inc. and Mr. Stein became its President.

Fredrick E. Urben is Secretary & Treasurer of Chorus; he has been associated with Chorus and/or its subsidiaries for more than 28 years.

G. Burton Bloch is a retired dentist.

Carrie L. Bennett-Barndt is President and Director of Bennett-Barndt Enterprises, Inc., an operator of certain McDonald Restaurants with which she has been associated for over 9 years.

Charles Maulbetsch was a Vice President of Middleton Community Bank from January 1, 1995 until his retirement December 31, 1995; prior to that he was a Bank Consultant.

Harold L.(Lee) Swanson is Chief Executive Officer, President and Director of State Bank of Cross Plains of which he has been associated with for more than 33 years; also a director of Madison Gas & Electric Company.

Douglas J. Timmerman is Chairman of the Board, President and Chief Executive Officer of Anchor BanCorp Wisconsin Inc. with which he has been associated with for more than 21 years.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The total 1998 annual director fees that Messrs. Bloch, Maulbetsch, Swanson and Timmerman each received for serving on Chorus' Board, and any subsidiary boards was $20,000. In addition, Messrs. Bloch and Timmerman received $5,500 and $3,400, respectively, for serving as officers of subsidiary companies. Mr. Voeks did not receive any director fees. The Chorus Board of Directors met ten times in 1998. All directors attended more than 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board in which they served.

The members of the Compensation Committee are Messrs. Maulbetsch, Swanson and Timmerman. The Compensation Committee determines the compensation of the Chief Executive Officer and reviews compensation guidelines for all other employees. The Compensation Committee held three meetings in 1998.

              COMPENSATION COMMITTEE INTERLOCKS
                             AND
                    INSIDER PARTICIPATION

Mr. Timmerman, President of Dickeyville Telephone Corporation, a Chorus subsidiary, is a member of the Compensation Committee.


                   EXECUTIVE COMPENSATION

The following table summarizes the compensation for the fiscal years 1996, 1997 and 1998 of the Chief Executive Officer and the other executive officer whose compensation exceeded $100,000 for fiscal year 1998.


                                      Summary Compensation Table


NAME AND                       ANNUAL COMPENSATION          ALL OTHER
PRINCIPAL POSITION         YEAR      SALARY      BONUS    COMPENSATION<F1>

Dean W. Voeks:             1998     $175,000     $40,000      $54,190
 President and Chief       1997     $150,000     $45,000      $53,690
 Executive Officer         1996     $145,000     $35,000      $53,690<F2>

Howard G. Hopeman:         1998     $110,000     $25,000      $41,420
 Executive Vice President  1997     $100,500     $20,000      $39,661
 and Chief Financial       1996     $ 97,000     $15,000      $36,674
 Officer

<F1> Represents the Company's matching contribution to each executive's 401(k)
plan. Additionally, $44,190 and $31,970, respectively, represents the annual contributions each year for 1998, 1997 and 1996 to a nonqualified supplemental retirement plan for Mr. Voeks and Mr. Hopeman. In prior years, contributions to a nonqualified supplemental retirement plan were reported together with the defined benefit pension plan, which has been discontinued, in a separate section of the Form 10-K.

<F2> Includes an amount paid in 1998 to adjust Company matching contribution to correct amount.


              REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the "Committee") is composed of three independent Directors who are responsible for the setting and administering compensation, including Base Salary and Annual Bonus paid or awarded to Mr. Voeks, Chief Executive Officer of the Company. In addition, the Committee reviews the salaries of other executives, which are set by Mr. Voeks. The following report represents the actions regarding compensation paid to executives for 1998.

The principal goal of the Chorus Communications Group, Ltd. compensation program is to pay employees, including executive officers, at levels that are:

       * consistent with the Company's current financial condition, earnings and projected Consumer Price Index.
       *  reflective of individual performance and experience,
       *  competitive in the marketplace, and
       *  administered in a fair and consistent manner.

The salary of executive officers is established within a range that considers competitive salary levels for similar sized companies. The companies considered are not the same as companies included in the performance graph new peer group in this Form 10-K. The new peer group companies are significantly larger than Chorus with much higher compensation levels. The new peer group was created to consist of telecommunications holding companies that, although larger than Chorus, are substantially smaller than the old peer group, and serve similar rural Wisconsin markets.

Company performance targets were set at continuing improvement in revenues, net income, earnings per share, dividends paid and market capitalization. Executive's salaries were determined by subjectively evaluating the individual's performance and experience, and the Company's performance.

For 1998, the Company maintained a strong financial position, grew revenues, achieved net income and earnings per share equal to 1997 levels despite increased competition, and increased dividend paid. Additionally, Chorus maintained an industry leadership role in Wisconsin.

In February 1999, the Committee reviewed Mr. Voeks' 1998 salary level, adjusted it and awarded him a bonus of $40,000 for 1998. In addition to considering compensation levels for similar sized companies, the Committee referred to compensation surveys prepared by independent telephone company associations in prior years, and the Consumer Price Index.


                                    Harold L. (Lee) Swanson, Chairman
                                    Charles Maulbetsch
                                    Douglas J. Timmerman

              FIVE-YEAR PERFORMANCE COMPARISON

The graph below provides an indicator of cumulative total shareholder returns for Chorus<F1> as compared with the S&P 500 Stock Index, New Peer Group<F2> and Old Peer Group<F3>. Chorus has created a new peer group that it believes is more representative of its' peers. Chorus believes that it is more appropriate to compare its market performance with a peer group consisting of telecommunications holding companies that primarily serve a similar market, and have market capitalization which is significantly less than the RBOC's (Regional Bell Holding Companies) and GTE. The performance of the Old Peer Group is displayed here for comparative purposes as required by SEC Regulations and will not be provided in the future.

                             [Line graph of data points]

                S&P 500       OLD PEER       NEW PEER
                INDEX          GROUP          GROUP        CHORUS
1993             100            100            100          100
1994             101             96             89          116
1995             139            144             97          133
1996             171            146             84          143
1997             229            204            101          143
1998             294            299            138          132

Explanation
The graph assumes $100 invested on December 31, 1993 in Chorus common stock, the S&P 500 Index, New Peer Group common stock and Old Peer Group common stock.
Total return assumes reinvestment of dividends.

<F1> Chorus was formed on June 1, 1997 as a result of merging Mid-Plains, Inc.
and Pioneer Communications, Inc. into subsidiaries of the Company. The total return for Chorus is based on the total return on Chorus' common stock beginning June 1997 and Mid-Plains, Inc.'s common stock prior to the mergers.

<F2> The New Peer Group is composed of four holding companies that compete in the Company's industry segment of telecommunications services, and operate in similar markets, rural communities that include Wisconsin. The New Peer Group is comprised of: Century Telephone Enterprise; Citizens Utilities Company; Frontier Corporation and Telephone & Data Systems, Inc.

<F3> The Old Peer Group was composed of five RBOC's (Ameritech Corporation,
Bell Atlantic Corporation, Bellsouth Corporation, SBC Communications Inc., and US West Communications Group), GTE, Alltel Corporation and Frontier Corporation.


Management Continuity Plan

Chorus has severance pay agreements ("Agreements") with certain key employees including Messrs. Hopeman and Voeks. The purpose of the Agreements is to encourage the executive officers to continue to carry out their duties in the event of the possibility of a change in control of the Company.

Benefits are payable under the Agreements only if a change in control has occurred and within three years after such change the executive's employment is terminated: (a) by the Company or its successor for reasons other than "cause"; or (b) voluntarily by the executive for "good reason," in each case as defined in the Agreements. The principal benefit under the Agreement is a lump-sum payment equal to 2.99 times the executive's annual compensation. Each agreement terminates on December 3, 2001, but is automatically extended annually for an additional year on December 3 of each year, commencing December 3, 2001, unless either the Company or the respective employee gives a written notice of cancellation of such automatic extension.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Management

At January 1, 1999, each director or nominee and each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group beneficially owned common stock of the Company as listed in the following table. To our knowledge, no shareholder owned 5 percent or more of the Company's outstanding common stock as of January 1, 1999.


                                      SHARES             PERCENT
NAME OF BENEFICIAL OWNER         BENEFICIALLY OWNED      OF CLASS

   Carrie L. Bennett-Barndt            940<F1>             0.0%
   G. Burton Bloch                  37,746<F2>             0.7%
   Howard G. Hopeman                15,318<F3>             0.3%
   Charles Maulbetsch               51,000<F3>             0.9%
   Harold L. (Lee) Swanson          13,741<F3>             0.3%
   Douglas J. Timmerman             57,021<F4>             1.1%
   Dean W. Voeks                     4,608<F3><F5>         0.1%
All directors or nominees and
executive officers as a group
(10 persons)                       227,817                 4.2%

<F1> Includes 440 shares of Common Stock in a corporation in which
Ms. Bennett-Barndt has a pecuniary interest, voting and investment power.

<F2> Common Stock in a family trust in which Mr. Bloch has a pecuniary interest, voting and investment power.

<F3> Includes 10,488, 1,000, 11,030 and 2,074 shares of Common Stock in self-directed Individual Retirement Accounts, to which Messrs. Hopeman, Maulbetsch, Swanson and Voeks, respectively, have voting and investment power.

<F4> Includes 45,424 shares of Common Stock in a family partnership and 2,262 shares of Common Stock in a family trust in which Mr. Timmerman has a pecuniary interest, voting and investment power; and 168 shares of Common Stock in custodial ownership form in which Mr. Timmerman has voting and investment power.

<F5> Includes 300 shares of Common Stock in a Supplemental Retirement Plan to which Mr. Voeks has voting and investment power.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company notes that during 1998 all required filings were made in a timely fashion, except for Daniel J. Stein, who filed one report late relating to a sale of stock.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)   1.   CONSOLIDATED FINANCIAL STATEMENTS
           See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

      2.   FINANCIAL STATEMENTS SCHEDULE
           All schedules are omitted because of the absence of conditions under which they are required.

      3.   EXHIBITS

           Exhibits filed (or to be filed) as a part of this Form 10-K Annual Report are as follows:

                EXHIBIT NUMBER                DESCRIPTION
                     (3ii)     By-Laws
                     12        Computation of Ratio of Earnings to Fixed Charges
                     21        Subsidiaries of the Registrant
                     23.1      Consent of Deloitte & Touche LLP,
                               Independent Auditors
                     23.2      Consent of Kiesling Associates, LLP,
                               Independent Auditors
                     27        Financial Data Schedule

                EXHIBITS INCORPORATED BY REFERENCE

                16 Letter regarding change in certifying accountants is incorporated by reference to Form 8-K, filed on October 23, 1998.

                3(i) Articles of Incorporation (incorporated by reference to
                     Form 8-12G, reporting under Exchange Act Section 12(g), filed on December 2, 1997, file No. 000-23443).

(B)   REPORTS ON FORM 8-K

      On October 21, 1998, Chorus filed a Form 8-K Current Report under Item 4 Changes in Registrant's Certifying Accountant where the Company reported selecting the accounting firm of Deloitte & Touche LLP as principal accountants for the Registrant for 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHORUS COMMUNICATIONS GROUP, LTD.
                                    (Registrant)

Date: March 30, 1999                By /s/Dean W. Voeks
                                    Dean W. Voeks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Dean W. Voeks           Chief Executive Officer and         March 30, 1999
Dean W. Voeks              Director
                           (Principal Executive Officer)

/s/Howard G. Hopeman       Executive Vice-President and        March 30, 1999
Howard G. Hopeman          Chief Financial Officer
                           (Principal Financial
                           and Accounting Officer)

/s/Charles Maulbetsch      Director                            March 30, 1999
Charles Maulbetsch

/s/Harold L. Swanson       Director                            March 30, 1999
Harold L. (Lee) Swanson


The above signatures include a majority of the signatures of the Board of Directors.