Form 10-Q
period 1999-03-31
CHORUS COMMUNICATIONS GROUP LTD
filed 1999-05-14
CIK 1034668

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


      For Quarter ended March 31, 1999 Commission file number 333-23435



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


As of May 1, 1999, there were 5,410,565 shares of Common Stock outstanding.

                      CHORUS COMMUNICATIONS GROUP, LTD.
                       1ST QUARTER REPORT ON FORM 10-Q


                                   INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
                Consolidated Balance Sheets -
                    March 31, 1999 and December 31, 1998

                Consolidated Statements of Income -
                    Three Months Ended March 31, 1999 and 1998

                Consolidated Statements of Cash Flow -
                    Three Months Ended March 31, 1999 and 1998

                Notes to Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results
                of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings
   Item 4.  Submission of Matters to a Vote of Security Holders
   Item 6.  Exhibits and Reports on Form 8-K


Signatures


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                    PART 1

                            FINANCIAL INFORMATION

Item 1. Financial Statements


                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,    DECEMBER 31,
                                                        1999           1998
In Thousands
ASSETS
CURRENT ASSETS

    Cash and cash equivalents                         $   3,604     $   5,327
    Temporary investments                                 1,200         1,300
    Accounts receivable
       Due from customers                                 4,294         4,511
       Other, principally connecting
       companies                                          2,311         2,472
    Inventories
       Plant materials and supplies                         724           689
       Systems and parts                                  1,203         1,231
    Other                                                 1,721         1,606
       Total Current Assets                              15,057        17,136


PROPERTY, PLANT AND EQUIPMENT, Net                       45,515        45,421

CELLULAR LIMITED PARTNERSHIP INTERESTS                    3,715         3,715

PERSONAL COMMUNICATION SERVICES LICENSE                   3,621         3,580

GOODWILL, Net                                             1,334         1,373


OTHER                                                     1,423         1,452


   TOTAL ASSETS                                       $  70,665     $  72,677


                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,   DECEMBER 31,
                                                         1999         1998
In Thousands Except For Share Amounts
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

    Current maturities of long-term debt              $   1,263     $   1,260
    Notes payable to banks                                  216         2,630
    Accounts payable                                      4,914         4,790
    Other                                                 1,512         1,064
       Total Current Liabilities                          7,905         9,744

LONG-TERM DEBT                                           25,207        25,551

DEFERRED INCOME TAXES                                     3,562         3,579

OTHER LIABILITIES                                         1,866         1,877
       Total Liabilities                                 38,540        40,751

MINORITY INTEREST                                           375           374

SHAREHOLDERS' EQUITY
    Common stock, no par value;
    authorized 25 million shares;
    issued and outstanding 5,410,565
    and 5,408,606 shares, respectively                   14,704        14,668

    Retained earnings                                    17,046        16,884
        Total Shareholders' Equity                       31,750        31,552

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  70,665     $  72,677


See Notes to Consolidated Financial Statements


                      CHORUS COMMUNICATIONS GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED
                                                        MARCH 31,     MARCH 31,
                                                          1999          1998
In Thousands Except For Per Share Data
REVENUES AND SALES
   Local exchange carrier services                    $   6,449     $   6,595
   System sales and services                              3,088         2,645
   Other services and sales                               2,119         1,698
          Total Revenues and Sales                       11,656        10,938

OPERATING COSTS AND EXPENSES
    Cost of goods sold                                    2,328         1,818
    Cost of services                                      2,157         1,815
    Selling, general & administrative                     3,794         3,456
    Depreciation & amortization                           1,402         1,290
          Total Operating Costs and Expenses              9,681         8,379

OPERATING INCOME                                          1,975         2,559
    Other income                                             74            77
    Interest Expense                                       (423)         (408)
    Minority Interest                                        (2)           (1)

INCOME BEFORE INCOME TAXES                                1,624         2,227
    Income tax expense                                      624           850

NET INCOME                                            $   1,000     $   1,377

BASIC AND DILUTED EARNINGS PER SHARE                  $     .18     $     .26

Average common shares outstanding                         5,409         5,399

Dividends per share                                        .155          .145


See Notes to Consolidated Financial Statements


                      CHORUS COMMUNICATIONS GROUP, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED
                                                          MARCH 31,    MARCH 31,
                                                            1999         1998
In Thousands
OPERATIONS
   Net income                                         $   1,000     $   1,377
   Adjustments to reconcile net income
   to net cash from operations:
     Depreciation and amortization                        1,402         1,290
     Deferred income taxes                                  (17)            -
     Changes in current assets and
     current liabilities excluding
     effects of acquisitions:
            Receivables                                     378          (649)
            Inventories                                      (7)           39
            Payables                                        124          (941)
     Other                                                  352         2,194
               Net cash from operations                   3,232         3,310

INVESTING
      Capital expenditures                               (1,467)       (1,249)
      Personal Communication Services license               (41)          (47)
      Acquisitions (net of cash acquired)                     -          (282)
      Net decrease in short-term investments                100           100
      Other                                                  10           (25)
               Net cash (used in) investing              (1,398)       (1,503)

FINANCING
      Common stock issued                                    36             -
      Dividends paid                                       (838)         (784)
      Long-term debt repaid                                (341)         (338)
      Net repayment of short-term bank notes             (2,414)           (5)
               Net cash (used in) financing              (3,557)       (1,127)

(Decrease) Increase in cash and cash equivalents         (1,723)          680

Cash and cash equivalents:
      Beginning of period                                 5,327         2,736
      End of period                                   $   3,604     $   3,416

Cash paid during the period:
      Interest                                        $     437     $     409
      Income Tax                                      $     252     $      63


See Notes to Consolidated Financial Statements


                      CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1999.

2.    OPERATING SEGMENTS

      Chorus organizes its business into two reportable segments: local exchange carrier (LEC) services and system sales and services. The LEC services segment provides telephone and data services to customers in local exchanges located in Southern Wisconsin. The system sales and services segment sells, installs and services business telephone systems, computers and computer networks. Chorus also has operations in long distance, Internet services, and directory publishing that do not meet the quantitative thresholds for reportable segments.

(In Thousands)          LOCAL EXCHANGE    SYSTEMS SALES
                            CARRIERS       AND SERVICES     OTHER       TOTAL
MARCH 31, 1999

Revenues and sales
      External customers     $ 6,449        $ 3,088        $ 2,119    $ 11,656
      Intersegment               200              0            315         515
Segment profit (loss)          1,265           (266)            30       1,029


MARCH 31, 1998

Revenues and sales
      External customers     $ 6,595        $ 2,645        $ 1,698    $ 10,938
      Intersegment               179              0             27         206
Segment profit                 1,333             14             45       1,392

Reconciliation of Segment Information

(In Thousands)                             MARCH 31, 1999     MARCH 31, 1998
PROFIT

Total profit for reportable segments           $     999          $   1,347
Other profit                                          30                 45
Unallocated amounts:
  Non-operating segment                              (27)               (14)
  Minority interest                                   (2)                (1)

Net Income                                     $   1,000          $   1,377

3.    CONTINGENCIES

      As further described in the Company's Form 10-K for the year ended December 31, 1998, the Company has filed a petition for judicial review in Dane County Circuit Court regarding various rulings made by the Public Service Commission of Wisconsin. There has been no change in the status of this litigation as reported in the Company's Form 10-K as of the date of this report.

4.     RECLASSIFICATION

      Certain amounts previously reported for the prior year have been reclassified to conform to the 1999 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

OVERVIEW

Chorus' reported net income decreased $0.4 million to $1.0 million for the quarter ended March 31, 1999, as compared to the same period in 1998.

Revenues increased $0.7 million for the first quarter of 1999 as compared to the first quarter of 1998. The increase is primarily due to the growth in Internet customers as well as an increase in system sales and service revenues.

Operating costs and expenses increased $1.3 million for the first quarter of 1999 as compared to the first quarter of 1998. This was primarily due to the cost of services to the Company's growing Internet subscriber base and an increase in costs related to the system sales and services segment, which experienced higher costs of goods sold and labor expenses for the quarter.

RESULTS OF OPERATIONS OF THE BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services and system sales and services.

LOCAL EXCHANGE CARRIER SERVICES

LEC services provide telephone and data services to customers in local
exchanges located in Southern Wisconsin.   LEC services operating income
consisted of the following:


                                          For the First Quarter Ended
                                              1999          1998
In Thousands
Revenues and Sales                           $6,649        $6,774

Operating Costs and Expenses                  4,375         4,339
LEC Services Operating Income                 2,274         2,435
Intercompany Eliminations                       (27)         (179)

Operating Income                             $2,247        $2,256


LEC services revenues are derived from local network services, interstate network access, intrastate network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased $0.2 million for the first quarter of 1999 as compared to the similar period in 1998. This was principally due to an increase in local service rates.

Interstate revenues declined $0.4 million in the first quarter of 1999 as compared to the first quarter of 1998, primarily due to a reduction in interstate access rates and settlements received from the interexchange carriers. Intrastate network access revenues remained level at $1.1 million for both 1999 and 1998.

Operating costs and expenses were level for the first quarter of 1999 as compared to the same time period in 1998. Increases in training costs related to implementation of new billing, customer service and financial reporting software as well as an increase in occupancy costs were offset by a reduction in costs related to regulatory proceedings.


SYSTEM SALES AND SERVICES

This segment sells, installs and services business telephone systems, computers and computer networks.

System sales and services operating income consisted of the following:

                                                For the First Quarter Ended
                                                    1999          1998
In Thousands
Revenues and Sales                                 $3,088        $2,645

Operating Costs and Expenses                        3,500         2,612

System Sales & Services Operating Income (Loss)      (412)           33
Intercompany Eliminations                              72             9

Operating Income                                   $ (340)       $   42


System sales and services revenues increased $0.4 million in the first quarter of 1999 as compared the similar period in 1998. The increase in revenues is due to higher customer demand. Additionally, the acquisition of The ComputerPlus whose operations are included in the financials statements and related data from January 29, 1998, the date of the acquisition, contributed to the increase.

Operating costs and expenses increased $0.9 million in the first quarter of 1999 as compared to the first quarter of 1998. This was due to the cost of goods sold which increased by $0.5 million, primarily from the increase in sales volume as well as an increase due to labor costs. Additionally, selling, general and administrative expenses rose $0.4 million, primarily due to higher labor and occupancy costs.

OTHER SERVICES AND SALES

Other services and sales include operations from long distance, Internet, competitive local exchange carrier and directory publishing operations. Other services and sales operating income consisted of the following:


                                          For the First Quarter Ended
                                              1999          1998
In Thousands
Revenues and Sales                           $2,434        $1,725

Operating Costs and Expenses                  2,321         1,634


Other Services & Sales Operating Income         113            91
Intercompany Eliminations                       (45)          170
Operating Income                             $   68        $  261


Revenues from other services and sales increased $0.7 million in the first quarter of 1999 as compared to the first quarter of 1998 which was the result of the growth in number of the Company's Internet subscribers. Additionally the Company's expansion into competitive local exchange carrier operations contributed to the increase. Correspondingly, the increase in operating costs and expenses in the first quarter of 1999 as compared to the first quarter of 1998 were directly related to the increase in revenues noted above.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first quarter of 1999 was $3.2 million.

INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first quarter of 1999 were $1.5 million.

FINANCING ACTIVITIES

During the first quarter of 1999, Chorus repaid $0.3 million of long-term debt and $2.4 million of short-term debt.

It is anticipated that the capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, and dividend payments will be provided for with cash flow from operating activities and the issuance of debt.

At May 7, 1999, Chorus has available unused lines-of-credit of $12.5 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, competition could have a negative impact on Chorus' future operations and cash flows.

REGULATION AND COMPETITION

As more fully discussed in the Company's Form 10-K for 1998, Mid-Plains is subject to competition, which Mid-Plains expects will have some adverse effect upon its future revenues. The full extent of that effect is unknown at this time.

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

Work is progressing in the following phases: inventory, assessment, planning deployment and monitoring. The inventory and assessment phases have been substantially completed as of April 1998. The planning stage was substantially completed as of December 31, 1998, except for the Company's contingency plan (see below). The deployment phase is in progress and the Company has established a target date for completing this phase of September 1, 1999 for billing and customer service support systems and July 1, 1999 for network elements, products and financial information technology systems. The ability to meet these target dates is dependent upon the timely provision of the necessary upgrades and modifications by the Company's vendors and suppliers. Additionally, the Company is dependent on vendors' and suppliers' assurances that their upgrades will be Year 2000 compliant. Also, the Company cannot guarantee that third parties on whom it depends for essential services (such as electric utilities, interexchange carriers, etc.) will convert their critical systems and processes in a timely manner.
Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a vendor and supplier compliance program, and is working with key vendors and suppliers to minimize such risks.

Chorus currently estimates that it will incur expenses of approximately $.2 million through 1999 in connection with anticipated Year 2000 efforts. Chorus anticipates that a portion of Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing resources. Chorus also expects to incur certain capital improvement costs (totaling approximately $.4 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not have market exposure relating to foreign currency exchange rates or derivative financial instruments. Additionally, the Company is not exposed to material earnings, cash flow or changes in fair value exposures from changes in interest rates on its long-term obligations.

                                   PART II.

                              OTHER INFORMATION

Item 1.  Legal Proceedings

As described more fully in the Company's Form 10-K for the year ended
December 31, 1998, in June 1997, the PSCW issued orders authorizing two companies, KMC Telecom, Inc. ("KMC") and TDS Datacom, Inc., n/k/a TDS
Metrocom, Inc. ("TDS"), to provide local exchange service in the Mid-Plains, Inc. service territory. As part of these orders, the PSCW held that Mid-Plains was no longer entitled to either an exclusive franchise under state law or a rural telephone company exemption under federal law. Mid-Plains disagreed and filed a petition for judicial review in Dane County Circuit Court. The disposition of this petition by the Circuit Court is still currently on appeal with the Wisconsin Court of Appeals and the Dane County Circuit Court and has not been settled.


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 21, 1999. At the meeting the following were elected to serve as company directors for a three-year term:

                                      FOR        WITHHELD
      Carrie L. Bennett-Barndt     3,632,491      85,769
      Charles Maulbetsch           3,660,755      57,505

Directors of the Company who are continuing their terms are Howard L. (Lee) Swanson, Douglas J. Timmerman and Dean W. Voeks.

Additionally at the annual meeting, the shareholders approved the 1998 Chorus Communications Group, Ltd. Employee Stock Purchase Plan. The number of shares cast were as follows:

      For         3,218,761
      Against       306,460
      Abstain       189,985

Item 6.  Exhibits and Reports on Form 8-K

  (a)  List of Exhibits

      3(i) Articles of Incorporation (incorporated by reference to Form 8-12G, reporting under Exchange Act Section 12(g), filed on December 2, 1997, File No. 000-23443)

      3(ii) By-Laws (incorporated by reference to Form 10-K, reporting under Exchange Act Section 12(g), filed on March 30, 1999, File No. 000-23443)

      (27)   Financial Data Schedule

 (b)  Reports on Form 8-K

      There were no Form 8-Ks filed during the period covered by this report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CHORUS COMMUNICATIONS GROUP, LTD.
                                    (Registrant)

Date:  May 14, 1999     /s/DEAN W. VOEKS
                        Dean W. Voeks
                        Chief Executive Officer

Date:  May 14, 1999     /s/HOWARD G. HOPEMAN
                        Howard G. Hopeman
                        Executive Vice-President and Chief Financial Officer