Form 10-Q
period 1999-06-30
CHORUS COMMUNICATIONS GROUP LTD
filed 1999-08-13
CIK 1034668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


       For Quarter ended June 30, 1999 Commission file number 333-23435



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


As of August 1, 1999, there were 5,414,047 shares of Common Stock outstanding.

                      CHORUS COMMUNICATIONS GROUP, LTD.
                       2nd QUARTER REPORT ON FORM 10-Q


                                    INDEX



PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements
                Consolidated Balance Sheets -
                   June 30, 1999 and December 31, 1998

                Consolidated Statements of Income -
                   Three and Six Month Periods Ended June 30, 1999 and 1998

                Consolidated Statements of Cash Flow -
                   Six Months Ended June 30, 1999 and 1998

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

                                    Part 1

                            FINANCIAL INFORMATION

Item 1. Financial Statements


                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,     DECEMBER 31,
ASSETS                                                 1999          1998
In Thousands
CURRENT ASSETS

   Cash and cash equivalents                        $   3,881     $   5,327
   Temporary investments                                1,100         1,300
   Accounts receivable
      Due from customers                                4,024         4,511
      Other, principally connecting
      companies                                         2,419         2,472
   Inventories
      Plant materials and supplies                        730           689
      Systems and parts                                 1,222         1,231
   Other                                                1,664         1,606
      Total Current Assets                             15,040        17,136


PROPERTY, PLANT AND EQUIPMENT, Net                     45,795        45,421

CELLULAR LIMITED PARTNERSHIP INTERESTS                  3,715         3,715

PERSONAL COMMUNICATION SERVICES LICENSE                 3,662         3,580

GOODWILL, Net                                           1,295         1,373


OTHER                                                   1,468         1,452


   TOTAL ASSETS                                     $  70,975     $  72,677


                                 (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,    DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1999         1998
In Thousands Except For Share Amounts
CURRENT LIABILITIES

   Current maturities of long-term debt             $   6,265     $   1,260
   Notes payable to banks                                 339         2,630
   Accounts payable                                     5,042         4,790
   Other                                                1,481         1,064
      Total Current Liabilities                        13,127         9,744

LONG-TERM DEBT                                         19,986        25,551

DEFERRED INCOME TAXES                                   3,613         3,579

OTHER LIABILITIES                                       1,847         1,877
      Total Liabilities                                38,573        40,751

MINORITY INTEREST                                         375           374

SHAREHOLDERS' EQUITY
   Common stock, no par value;
   authorized 25 million shares;
   issued and outstanding 5,412,047
   and 5,408,606 shares, respectively                  14,732        14,668

   Retained earnings                                   17,295        16,884
      Total Shareholders' Equity                       32,027        31,552

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  70,975     $  72,677


See Notes to Consolidated Financial Statements


                                 (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF INCOME


                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30,  JUNE 30,    JUNE 30,   JUNE 30,
                                          1999      1998        1999       1998
In Thousands Except For Per Share Data
REVENUES AND SALES
   Local exchange carrier services     $   6,574  $  6,201    $ 13,023   $ 12,796
   System sales and services               2,688     3,126       5,776      5,771
   Other services and sales                2,285     1,842       4,404      3,540
      Total Revenues and Sales            11,547    11,169      23,203     22,107

OPERATING COSTS AND EXPENSES
   Cost of goods sold                      2,158     2,172       4,486      3,990
   Cost of services                        2,284     1,667       4,441      3,482
   Selling, general & administrative       3,673     3,232       7,467      6,688
   Depreciation & amortization             1,498     1,353       2,900      2,643
      Total Operating Costs
      and Expenses                         9,613     8,424      19,294     16,803

OPERATING INCOME                           1,934     2,745       3,909      5,304
   Other income                              308        10         382         87
   Interest expense                         (435)     (386)       (858)      (794)
   Minority interest                           1        (2)         (1)        (3)

INCOME BEFORE INCOME TAXES                 1,808     2,367       3,432      4,594
   Income tax expense                        720       928       1,344      1,778

NET INCOME                             $   1,088  $  1,439    $  2,088   $  2,816

BASIC AND DILUTED EARNINGS PER SHARE   $     .21  $    .27    $    .39   $    .52

Average common shares outstanding          5,411     5,409       5,410      5,409

Dividends per share                    $    .155  $   .145    $    .31   $   0.29


See Notes to Consolidated Financial Statements


                                 (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS ENDED
                                                     JUNE 30,      JUNE 30,
                                                       1999          1998
In Thousands
OPERATIONS
   Net income                                       $   2,088     $   2,816
   Adjustments to reconcile net income
   to net cash from operations:
      Depreciation and amortization                     2,900         2,643
      Deferred income taxes                                34             -
      Changes in current assets and
      current liabilities excluding
      effects of acquisitions:
         Receivables                                      540          (596)
         Inventories                                      (32)          (41)
         Payables                                         252          (169)
      Other                                               314         1,064
            Net cash from operations                    6,096         5,717
INVESTING
   Capital expenditures                                (3,191)       (5,212)
   Personal Communication Services license                (82)          (94)
   Acquisitions (net of cash acquired)                      -          (282)
   Short-term investments                                 200           500
   Other                                                   (5)           26
            Net cash (used in) investing               (3,078)       (5,062)
FINANCING
   Common stock issued                                     64             -
   Dividends paid                                      (1,677)       (1,569)
   Long-term debt issued                                    -         4,486
   Long-term debt repaid                                 (560)         (490)
   Short-term bank notes                               (2,291)       (1,431)
            Net cash (used in) from financing          (4,464)          996

(Decrease) Increase in cash and cash equivalents       (1,446)        1,651

Cash and cash equivalents:
   Beginning of period                                  5,327         2,736
   End of period                                    $   3,881     $   4,387

Cash paid during the period:
   Interest                                         $     863     $     785
   Income Tax                                       $   1,102     $   1,611


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

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. The results for the six months ended June 30, 1999 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1999.

2.    INCOME FROM CELLULAR PARTNERSHIP

      The company owns an 18.1% limited partnership interest through which cellular telephone service is provided in Madison, WI and surrounding communities. In May of 1999, the company received $272,000 distribution, which is included in other income for the three and six month periods ended June 30, 1999.

3.    OPERATING SEGMENTS

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

(In Thousands)         LOCAL EXCHANGE    SYSTEMS SALES
                          CARRIERS       AND SERVICES        OTHER            TOTAL

THREE MONTHS
ENDED JUNE 30,
                        1999    1998     1999    1998     1999    1998     1999    1998
Revenues and sales
External customers    $ 6,574 $ 6,201  $ 2,688 $ 3,126  $ 2,285 $ 1,842  $11,547 $11,169
   Intersegment           124     186        -       -      337     139      461     325
Segment profit (loss)   1,540   1,439     (424)     (9)      (5)     81    1,111   1,511


(In Thousands)         LOCAL EXCHANGE    SYSTEMS SALES
                          CARRIERS       AND SERVICES        OTHER            TOTAL

SIX MONTHS
ENDED JUNE 30,
                        1999    1998     1999    1998     1999    1998     1999    1998
Revenues and sales
   External customers $13,023 $12,796  $ 5,776 $ 5,771  $ 4,404 $ 3,540  $23,203 $22,107
   Intersegment           324     365        -       -      652     166      976     531
Segment profit (loss)   2,805   2,772     (690)      5       25     126    2,140   2,903

Reconciliation of Segment Information

(In Thousands)                  THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,
                                 1999         1998         1999        1998
PROFIT

Total profit for
  reportable segments          $ 1,116      $ 1,430      $ 2,115     $ 2,777
Other profit (loss)                 (5)          81           25         126
Unallocated amounts:
  Non-operating segment            (24)         (70)         (51)        (84)
  Minority interest                  1           (2)          (1)         (3)
Net Income                     $ 1,088      $ 1,439      $ 2,088     $ 2,816

4.    CONTINGENCIES

      For discussion of the status of the Company's legal proceedings see
      Part II Item 1. Legal Proceedings.

5.    RECLASSIFICATION

      Certain amounts previously reported for the prior year have been reclassified to conform to the 1999 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

OVERVIEW

Chorus' consolidated net income declined $0.4 million and $0.7 million for the three and six months ended June 30, 1999 as compared to similar periods in 1998.

Revenues increased $0.4 million and $1.1 million for the three and six month periods ended June 30, 1999. The increase was primarily due to the growth in Internet subscriber base.

Operating costs and expenses increased $1.2 million and $2.5 million for the three and six months periods ended June 30, 1999. The higher costs were primarily due to servicing the Company's growing Internet subscriber base. Additionally, the System Sales and Services segment experienced lower gross margins and higher labor costs.

Other income increased $0.3 million for the three and six months ended June 30, 1999, which was due to the receipt of a partnership distribution relating to the Company's cellular limited partnership interest.


RESULTS OF OPERATIONS OF THE BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services and system sales and services.

LOCAL EXCHANGE CARRIER SERVICES

LEC services provide telephone and data services to customers in local
exchanges located in Southern Wisconsin.   LEC services operating income
consisted of the following:

(In Thousands)                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                    1999        1998        1999        1998

Revenues and Sales                $ 6,698     $ 6,387     $13,347     $13,161
Operating Costs and Expenses        4,231       3,733       8,606       8,072
LEC Services Operating Income       2,467       2,654       4,741       5,089
Intercompany Eliminations              65        (110)         38        (289)

Operating Income                  $ 2,532     $ 2,544     $ 4,779     $ 4,800

LEC services revenues are derived from local network services, interstate network access, intrastate network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased $0.3 million and $0.5 million for the three and six months ended June 30, 1999 as compared to the similar periods in 1998. This was principally due to an increase in local service rates.

Interstate revenues remained level for the three months ended June 30, 1999 while declining $0.4 million for the first half of 1999, both as compared to similar periods of 1998. The decrease was primarily due to a reduction in interstate access rates received from the interexchange carriers offset by an increase in special access circuits.

Intrastate network access revenues increased $0.1 million for both the three months and six months ended June 30, 1999 as compared to similar periods in 1998. The increase was primarily due to the increase in special access circuits.

Operating costs and expenses increased $0.5 million for the three and six months ended June 30, 1999 as compared to the same time period in 1998.
This was due to the implementation of new billing, customer service and financial reporting software and increased occupancy costs, partially offset by a reduction in expenditures related to regulatory proceedings.

SYSTEM SALES AND SERVICES

This segment sells, installs and services business telephone systems, computers and computer networks.

System sales and services operating income consisted of the following:

(In Thousands)                    THREE MONTHS ENDED       SIX MONTHS END
                                 JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                   1999        1998        1999        1998

Revenues and Sales               $ 2,689     $ 3,126     $ 5,777     $ 5,771
Operating Costs and Expenses       3,357       3,127       6,857       5,739
System Sales and Services
  Operating Income (Loss)           (668)         (1)     (1,080)         32
Intercompany Eliminations             77           8         149          17

Operating Income (Loss)          $  (591)    $     7     $  (931)    $    49

System sales and services revenues declined $0.4 million in the 2nd quarter of 1999, while remaining level for the first half of 1999, both as compared to similar time periods in 1998. The decrease in the second quarter was primarily due to declining pricing and lower demand related to computer hardware.

Operating costs and expenses increased $0.2 and $1.1 million for the three and six months ended June 30, 1999. Gross profit margins for the three months ended June 30, 1999 decreased 10.5% to 19.4% as compared to similar periods in 1998. Gross profit margins for the six months ended June 30, 1999 decreased 8.5% to 22.0% as compared to similar periods in 1998.
Additionally, selling, general and administrative expenses rose $0.2 million and $0.6 million for the three and six months ended June 30, 1999 as compared to similar time periods in 1998, primarily due to higher labor and occupancy costs.


OTHER SERVICES AND SALES

Other services and sales include operations from long distance, Internet, competitive local exchange carrier and directory publishing operations. Other services and sales operating income consisted of the following:

(In Thousands)                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                    JUNE 30,    JUNE 30,   JUNE 30,  JUNE 30,
                                      1999        1998       1999      1998

Revenues and Sales                  $ 2,622     $ 1,981    $ 5,056   $ 3,706
Operating Costs and Expenses          2,487       1,889      4,808     3,523
Other Services and Sales Operating
  Income                                135          92        248       183
Intercompany Eliminations              (142)        102       (187)      272

Operating Income (Loss)             $    (7)    $   194    $    61   $   455

Revenue from other services and sales increased $0.6 million and $1.4 million for the three and six months ended June 30, 1999, as compared to the same time period in 1998. The increase was primarily due to the growth of the Company's Internet subscriber base as well as the expansion into competitive local exchange carrier operations. Correspondingly, the operating costs and expenses increased $0.6 million and $1.3 million for the three and six months ended June 30, 1999, as compared to the same time period in 1998 and were directly related to providing the increased Internet and competitive local exchange carrier services noted above.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first six months of 1999 was $6.1 million.


INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first six months of 1999 were $3.2 million.

FINANCING ACTIVITIES

During the first six months of 1999, Chorus repaid $0.6 million of long-term debt and $2.3 million (net of new borrowings) of short-term debt.

In June of 2000, $5 million of registered subordinate debentures will mature and therefore the debentures have been included in the current portion of long-term debt. However, it is management's intention that these debentures will be replaced with other long-term financing.

It is expected that the capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, and dividend payments will be provided for with cash flow from operating activities and the issuance of debt. Additionally, management plans to expand its competitive local exchange carrier operations. It is anticipated that the cash requirements necessary to fund these ventures will be obtain through debt financing.

At July 30, 1999, Chorus has available unused lines-of-credit of $12.6 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes.

REGULATION AND COMPETITION

As more fully discussed in the Company's Form 10-K for 1998, Chorus' largest local exchange carrier is subject to competition, which it expects will have some adverse effect upon its future revenues. The full extent of that effect is unknown at this time.


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

Chorus' Year 2000 effort consists of the following phases: inventory, assessment, planning, deployment and monitoring. The inventory and assessment phases have been substantially completed as of April 1998. The planning stage was substantially completed as of December 1998, except for the Company's contingency plan (see below). The deployment phase and monitoring phases are currently in progress. The Company has established a target date of September 1999, for completion of the deployment phase in relationship to its billing and customer service support systems. The Company has substantially completed upgrading its network elements, products and financial information technology systems and is currently in the monitoring phase on these systems.

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

As part of our Year 2000 initiative, Chorus is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency plans tailored for the Year 2000 related occurrences. Chorus has established a target date of September 1999 for the completion of these plans.

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

The above information is based on the Company's current best estimates. Actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of the Company's third party vendor and suppliers and similar uncertainties.

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

                                   PART II.

                              OTHER INFORMATION

Item 1.  Legal Proceedings

As reported the Company's Form 10-K for the year ended December 31, 1998, and Form 10-Q for the quarter ended March 31, 1999, the Public Service Commission of Wisconsin (the "Commission") issued an order which certified two competitors to provide local exchange service in Chorus' largest local exchange carrier's ("Mid-Plains") service territory. As part of these orders, the Commission held that Mid-Plains was no longer entitled to either an exclusive franchise under state law or a rural telephone company exemption under federal law. Mid-Plains disagreed and filed a petition for judicial review.

In June of 1999, the Wisconsin Court of Appeals upheld a decision by a Dane County Circuit Court Judge ordering that the Commission was required to hold a hearing regarding whether Mid-Plains was entitled to either an exclusive franchise under state law or a rural telephone company exemption under federal law. The Court of Appeals also ruled that in rendering its decision, the Circuit Court unnecessarily discussed issues related to the constitutional rights of Mid-Plains. In a related action, the Dane County Circuit Court dismissed on jurisdictional grounds, Mid-Plains' petition for judicial review of the Commission's determinations the Mid-Plains had waived its rural telephone company exemption and consented to the entry to competitors. As a result of these developments, other competing local exchange providers will have the opportunity to provide local exchange service in the Mid-Plains service territory.


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

                      CHORUS COMMUNICATIONS GROUP, LTD.
                                 (Registrant)

Date:  August 12, 1999  /s/DEAN W. VOEKS
                        Dean W. Voeks
                        Chief Executive Officer

Date:  August 12, 1999  /s/HOWARD G. HOPEMAN
                        Howard G. Hopeman
                        Executive Vice-President and Chief Financial Officer