Form 10-Q
period 1999-09-30
CHORUS COMMUNICATIONS GROUP LTD
filed 1999-11-12
CIK 1034668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


    For Quarter ended September 30, 1999 Commission file number 333-23435



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


As of November 1, 1999, there were 5,415,288 shares of Common Stock outstanding.

                        CHORUS COMMUNICATIONS GROUP, LTD.
                         3rd QUARTER REPORT ON FORM 10-Q


                                      INDEX



PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements
                Consolidated Balance Sheets -
                   September 30, 1999 and December 31, 1998

                Consolidated Statements of Income -
                   Three and Nine Month Periods Ended September 30, 1999
                   and 1998

                Consolidated Statements of Cash Flow -
                   Nine Months Ended September 30, 1999 and 1998

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

                                    Part 1

                            FINANCIAL INFORMATION

Item 1. Financial Statements


                        CHORUS COMMUNICATIONS GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                 1999           1998
In Thousands
CURRENT ASSETS

   Cash and cash equivalents                       $   4,276      $   5,327
   Temporary investments                                 900          1,300
   Accounts receivable
      Due from customers                               4,260          4,511
      Other, principally connecting
      companies                                        2,867          2,472
   Inventories
      Plant materials and supplies                       738            689
      Systems and parts                                1,805          1,737
   Other                                               1,803          1,100
      Total Current Assets                            16,649         17,136


PROPERTY, PLANT AND EQUIPMENT, Net                    47,060         45,421

CELLULAR LIMITED PARTNERSHIP INTERESTS                 3,715          3,715

PERSONAL COMMUNICATION SERVICES LICENSE                3,709          3,580

GOODWILL, Net                                          1,256          1,373


OTHER                                                  1,616          1,452


   TOTAL ASSETS                                    $  74,005      $  72,677


                                   (UNAUDITED)

                        CHORUS COMMUNICATIONS GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,  DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1999           1998
In Thousands Except For Share Amounts
CURRENT LIABILITIES

   Current maturities of long-term debt            $   6,143      $   1,260
   Notes payable to banks                              1,504          2,630
   Accounts payable                                    4,769          4,046
   Other                                               4,061          1,808
      Total Current Liabilities                       16,477          9,744

LONG-TERM DEBT                                        19,697         25,551

DEFERRED INCOME TAXES                                  3,621          3,579

OTHER LIABILITIES                                      1,882          1,877
      Total Liabilities                               41,677         40,751

MINORITY INTEREST                                        376            374

SHAREHOLDERS' EQUITY
   Common stock, no par value;
   authorized 25 million shares;
   issued and outstanding 5,412,047
   and 5,408,606 shares, respectively                 14,732         14,668

   Retained earnings                                  17,220         16,884
      Total Shareholders' Equity                      31,952         31,552

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  74,005      $  72,677

See Notes to Consolidated Financial Statements


                                   (UNAUDITED)

                        CHORUS COMMUNICATIONS GROUP, LTD.

                        CONSOLIDATED STATEMENTS OF INCOME


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPT. 30,  SEPT. 30,  SEPT. 30,  SEPT. 30,
                                       1999       1998       1999       1998
In Thousands Except For Per Share Data
REVENUES AND SALES
   Local exchange carrier services   $  6,484   $  6,191   $ 19,507   $ 18,987
   System sales and services            2,053      3,507      7,829      9,278
   Other services and sales             2,763      1,930      7,167      5,470
      Total Revenues and Sales         11,300     11,628     34,503     33,735

OPERATING COSTS AND EXPENSES
   Cost of goods sold                   1,680      2,571      6,166      6,561
   Cost of services                     2,528      2,050      6,969      5,532
   Selling, general & administrative    4,055      3,404     11,522     10,092
   Depreciation & amortization          1,520      1,352      4,420      3,995
      Total Operating Costs
      and Expenses                      9,783      9,377     29,077     26,180

OPERATING INCOME                        1,517      2,251      5,426      7,555
   Other income                           196        191        578        278
   Interest expense                      (452)      (476)    (1,310)    (1,270)
   Minority interest                       (1)        (1)        (2)        (4)

INCOME BEFORE INCOME TAXES              1,260      1,965      4,692      6,559
   Income tax expense                     496        796      1,840      2,574


NET INCOME                           $    764   $  1,169   $  2,852   $  3,985

BASIC AND DILUTED EARNINGS PER SHARE $    .14   $    .22   $    .53   $    .74

Average common shares outstanding       5,412      5,409      5,410      5,405

Dividends per share                  $   .155   $   .145   $   .465   $   .435


See Notes to Consolidated Financial Statements


                                   (UNAUDITED)

                        CHORUS COMMUNICATIONS GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       NINE MONTHS ENDED
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       1999           1998
In Thousands
OPERATIONS
   Net income                                      $   2,852         $3,985
   Adjustments to reconcile net income
   to net cash from operations:
      Depreciation and amortization                    4,420          3,995
      Deferred income taxes                               42            (13)
      Changes in current assets and
      current liabilities excluding
      effects of acquisitions:
         Receivables                                    (144)          (453)
         Inventories                                    (117)          (216)
         Payables                                        723            305
      Other                                            1,393            597
            Net cash from operations                   9,169          8,200
INVESTING
   Capital expenditures                               (5,939)        (6,993)
   Personal Communication Services license              (129)          (159)
   Acquisitions (net of cash acquired)                     -           (282)
   Short-term investments                                400          1,100
   Other                                                  (3)           106
            Net cash (used in) investing              (5,671)        (6,228)
FINANCING
   Dividends paid                                     (2,516)        (2,354)
   Long-term debt issued                                   -          4,486
   Long-term debt repaid                                (971)          (645)
   Short-term bank notes                              (1,126)        (1,542)
   Other                                                  64              -
            Net cash (used in) financing              (4,549)           (55)

(Decrease) Increase in cash and cash equivalents      (1,051)         1,917

Cash and cash equivalents:
   Beginning of period                                 5,327          2,736
   End of period                                   $   4,276      $   4,653

Cash paid during the period:
   Interest                                        $   1,443      $   1,256
   Income Tax                                      $   1,760      $   2,728


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

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1999.


2.    OPERATING SEGMENTS

      Chorus organizes its business into two reportable segments: local exchange carrier (LEC) services and system sales and services. The LEC services segment provides telephone and data services to customers in local exchanges located in Southern Wisconsin. The system sales and services segment sells, installs and services business telephone systems, computers and computer networks. Chorus also has operations in long distance, Internet services, competitive local exchange carrier and directory publishing that do not meet the quantitative thresholds for reportable segments.

(In Thousands)         LOCAL EXCHANGE    SYSTEMS SALES
                           CARRIERS       AND SERVICES        OTHER           TOTAL

THREE MONTHS
ENDED SEPTEMBER 30,
                        1999    1998     1999    1998     1999    1998     1999     1998
Revenues and sales
External customers    $ 6,484 $ 6,191  $ 2,053 $ 3,507  $ 2,763 $ 1,930  $11,300 $11,628
   Intersegment           114     155        -       -      351     341      465     496
Segment profit (loss)   1,379   1,193     (581)    (56)     (31)     82      767   1,219

(In Thousands)         LOCAL EXCHANGE    SYSTEMS SALES
                           CARRIERS       AND SERVICES        OTHER          TOTAL

NINE MONTHS
ENDED SEPTEMBER 30,
                        1999    1998     1999    1998     1999    1998     1999    1998
Revenues and sales
External customers    $19,507 $18,987  $ 7,829 $ 9,278  $ 7,167 $ 5,470  $34,503 $33,735
   Intersegment           438     520        -       -    1,002     507    1,440   1,027
Segment profit (loss)   4,184   3,965   (1,271)    (51)      (6)    208    2,907   4,122

Reconciliation of Segment Information

(In Thousands)                  THREE MONTHS ENDED         NINE MONTHS ENDED
                               SEPT. 30,    SEPT. 30,    SEPT. 30,   SEPT. 30,
                                 1999         1998         1999        1998
PROFIT

Total profit for
  reportable segments          $   798      $ 1,137      $ 2,913     $ 3,914
Other profit (loss)                (31)          82           (6)        208
Unallocated amounts:
  Non-operating segment             (2)         (49)         (53)       (133)
  Minority interest                 (1)          (1)          (2)         (4)
Net Income                     $   764      $ 1,169      $ 2,852     $ 3,985

3.    RECLASSIFICATION

      Certain amounts previously reported for the prior year have been reclassified to conform to the 1999 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

OVERVIEW

Chorus' consolidated net income declined $0.4 million and $1.1 million for the three and nine months ended September 30, 1999 as compared to similar periods in 1998.

Revenues decreased $0.3 million for the three months ended September 30, 1999 due to the decrease in system sales. This decline was offset in part by the growth in Internet, local exchange carrier ("LEC") and competitive local exchange carrier ("CLEC") revenues. For the nine months ended September 30, 1999, the growth in Internet, LEC and CLEC revenues exceeded the decline in system sales resulting in an increase in revenues of $0.8 million.

Operating costs and expenses increased $0.4 million and $2.9 million for the three and nine months periods ended September 30, 1999. The higher costs were primarily due to servicing the Company's growing Internet and CLEC subscriber base as well as higher occupancy costs. Additionally, system sales experienced lower gross margins as well as higher labor costs.

Other income increased $0.3 million for the nine months ended September 30, 1999, primarily due to the receipt of partnership distributions relating to the Company's cellular limited partnership interest.

RESULTS OF OPERATIONS OF THE BUSINESS SEGMENTS

Chorus' primary operations are local exchange carrier services and system sales and services.

LOCAL EXCHANGE CARRIER SERVICES

LEC services provide telephone and data services to customers in local
exchanges located in Southern Wisconsin.   LEC services operating income
consisted of the following:

(In Thousands)                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                   1999        1998        1999        1998

Revenues and Sales               $ 6,598     $ 6,346     $19,945     $19,507
Operating Costs and Expenses       4,305       4,201      12,911      12,273
LEC Services Operating Income      2,293       2,145       7,034       7,234
Intercompany Eliminations             81          34         119        (255)

Operating Income                 $ 2,374     $ 2,179     $ 7,153     $ 6,979

LEC services revenues are derived from local network services, interstate network access, intrastate network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased $0.3 million and $0.8 million for the three and nine months ended September 30, 1999 as compared to the similar periods in 1998. This was principally due to an increase in local service rates.

Interstate revenues declined $0.1 and $0.5 million for the three and nine months ended September 30, 1999 as compared to the similar periods in 1998. The decrease was primarily due to a reduction in interstate access rates received from the interexchange carriers along with a decline in minutes of use. This was partially offset by an increase in special access circuits.

Intrastate network access revenues remained constant for the three months while increasing $0.1 million for the nine months ended September 30, 1999, both as compared to similar periods in 1998. The increase was primarily due to the increase in special access circuits.

Operating costs and expenses increased $0.1 million and $0.6 million for the three and nine month periods ended September 30, 1999 as compared to the same time period in 1998. This was due to the implementation of new billing, customer service and financial reporting software and increased occupancy costs, partially offset by a reduction in expenditures related to regulatory proceedings.

SYSTEM SALES AND SERVICES

This segment sells, installs and services business telephone systems, computers and computer networks.

System sales and services operating income consisted of the following:

(In Thousands)                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                   1999        1998        1999        1998

Revenues and Sales               $ 2,052     $ 3,507     $ 7,829     $ 9,278
Operating Costs and Expenses       2,979       3,575       9,836       9,314
System Sales and Services
  Operating Income (Loss)           (927)        (68)     (2,007)        (36)
Intercompany Eliminations             31          56         180          73

Operating Income (Loss)          $  (896)    $   (12)    $(1,827)    $    37

System sales and services revenues declined $1.5 million for the three and nine months ended September 30, 1999, as compared to similar time periods in 1998. The decrease was primarily due to declining pricing and increased competition related to computer hardware.

Operating costs and expenses decreased $0.6 and $0.5 million for the three and nine months ended September 30, 1999. Gross profit margins decreased for the three and nine months ended September 30, 1999 as compared to similar periods in 1998. Additionally, selling, general and administrative expenses rose $0.4 million and $0.9 million for the three and nine months ended September 30, 1999 as compared to similar time periods in 1998. This was primarily due to higher sales, advertising and occupancy costs.

OTHER SERVICES AND SALES

Other services and sales include operations from long distance, Internet, competitive local exchange carrier and directory publishing operations. Other services and sales operating income consisted of the following:

(In Thousands)                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPT. 30,  SEPT. 30,  SEPT. 30,  SEPT. 30,
                                      1999       1998       1999       1998

Revenues and Sales                  $ 3,113    $ 2,272    $ 8,169   $ 5,978
Operating Costs and Expenses          2,962      2,098      7,770     5,621
Other Services and Sales Operating
  Income                                151        174        399       357
Intercompany Eliminations              (112)       (90)      (299)      182

Operating Income (Loss)             $    39    $    84    $   100   $   539

Revenue from other services and sales increased $0.8 million and $2.2 million for the three and nine months ended September 30, 1999, as compared to the same time period in 1998. The increase was primarily due to the growth of the Company's Internet subscriber base as well as the expansion into competitive local exchange carrier operations. Correspondingly, the operating costs and expenses increased $0.9 million and $2.1 million for the three and nine months ended September 30, 1999, as compared to the same time period in 1998 and were directly related to providing the increased Internet and competitive local exchange carrier services noted above.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first nine months of 1999 was $9.2 million.


INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first nine months of 1999 were $5.9 million.


FINANCING ACTIVITIES

During the first nine months of 1999, Chorus repaid $1.0 million of long-term debt and $1.1 million (net of new borrowings) of short-term debt.

In June of 2000, $5 million of registered subordinate debentures will mature and therefore the debentures have been included in the current portion of long-term debt. However, it is management's intention that these debentures will be replaced with other long-term financing.

It is expected that the capital requirements for Chorus' routine construction programs, maturity and retirement of long-term debt, and dividend payments will be provided for with cash flow from operating activities and the issuance of debt.

In October of 1999, Chorus announced that it will provide competitive local exchange ("CLEC") service over leased cable television outside plant in the Winona, Minnesota area. It is anticipated that switching equipment and startup costs will approximate $6.0 million for this and other CLEC activities in the year 2000. It is further anticipated that the cash requirements necessary to fund these ventures will be obtained primarily through debt financing.

At November 5, 1999, Chorus has available unused lines-of-credit of $11.7 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes.

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

Chorus' Year 2000 effort consists of the following phases: inventory, assessment, planning, deployment and monitoring. The inventory and assessment phases were completed as of April 1998. The planning stage was completed as of December 1998, except for the Company's contingency plan
(see below). The Company has substantially completed upgrading its network elements, products and financial information technology systems. In addition the Company has substantially completed its billing and customer service support systems. The Company is currently in the monitoring phase on these systems.

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

Chorus currently estimates that it will incur expenses of approximately $0.2 million through 1999 in connection with anticipated Year 2000 efforts. Chorus anticipates that a portion of Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing resources. Chorus also expects to incur certain capital improvement costs (totaling approximately $.4 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.

As part of our Year 2000 initiative, Chorus is evaluating scenarios that may occur as a result of the century change and has substantially completed the development of its contingency plans tailored for the Year 2000 related occurrences.

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


                        CHORUS COMMUNICATIONS GROUP, LTD.
                                  (Registrant)

Date:  November 12, 1999  /s/DEAN W. VOEKS
                          Dean W. Voeks
                          Chief Executive Officer

Date:  November 12, 1999  /s/HOWARD G. HOPEMAN
                          Howard G. Hopeman
                          Executive Vice-President and Chief Financial Officer