Form 10-K
period 1999-12-31
CHORUS COMMUNICATIONS GROUP LTD
filed 2000-03-30
CIK 1034668

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999    Commission file number 333-23435

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.


As  of  March  22,  2000,   there  were   5,372,400   shares  of  Common  Stock
outstanding. The aggregate market value (based upon unrelated party non-broker transactions which the Company was familiar with) of Common Stock held by nonaffiliates on that date was $81,257,550.

                       CHORUS COMMUNICATIONS GROUP, LTD

PART I.
ITEM 1.  BUSINESS

(a) Chorus Communications Group, Ltd., (Chorus or the Company) is a telecommunications company serving Wisconsin, Minnesota, Iowa and Illinois.

      Local exchange carrier services are provided by the following Chorus subsidiaries: Mid-Plains, Inc. (Mid-Plains), The Farmers Telephone Company (Farmers) and Dickeyville Telephone Corporation (Dickeyville). These subsidiaries are public utilities providing telephone and data services to customers in local exchanges located in Southern Wisconsin.

      Chorus Networks, Inc., (Chorus Networks) was formed by the January 1, 1999 mergers of Chorus subsidiaries Mid-Plains Communications Systems, Inc. (MPCS), Executive Systems & Software, Inc. d/b/a The ComputerPLUS, and IntraNet, Inc.

      Chorus Networks and Pioneer Communications, Inc. (Pioneer) sell, install and service business telephone systems, computers and computer networks. Their primary markets are in Southern Wisconsin.

      Chorus also provides Internet access and resells long distance services in Southern Wisconsin through Chorus Networks and Pioneer. Pioneer also publishes telephone directories for various telephone companies in Wisconsin, Minnesota and Iowa.

      Competitive local exchange carrier (CLEC) services are presently being provided by Chorus Networks. Additionally, HBC Telecom, Inc. (HBC) was formed as a subsidiary of Chorus Networks in 1999, to provide CLEC and long distance telephone service in the Winona, Minnesota area. Service by HBC is expected to commence in July of 2000.

      Mid-Plains has an 18% interest in a limited partnership, which provides cellular telephone service in Madison, Janesville and Beloit, Wisconsin, and bordering areas. Farmers owns a 2% interest in a limited partnership providing cellular telephone service in southwestern Wisconsin.

      Mid-Plains also has a 75% interest in PCS Wisconsin, LLC (PCS-WI). This limited liability company was formed in 1996. In April of 1997, PCS-WI was granted the F-block license by the FCC, which allows PCS-WI to construct and operate a Personal Communication System (PCS) in 10 counties in Southern Wisconsin. Under the terms of the license, there must be a 25% buildout within five years. Buildout would require substantial capital and operating expenditures in a highly competitive market. Management is currently studying various opportunities with regard to buildout, partnering with established wireless providers and/or the sale of the license.

      There were no other material changes in the nature of the business conducted by Chorus during 1999.

      Information regarding the recent development of the Company's business in the number of access lines is shown below:

                                         ACCESS
                YEAR                LINES IN SERVICE
                1995                     35,900
                1996                     38,500
                1997                     42,300
                1998                     42,800
                1999                     43,600

(b) The financial information regarding Chorus' industry segments is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 12) for the year ended December 31, 1999.


(c) Chorus is a telecommunications company operating primarily in Southern Wisconsin. Chorus' business development strategy is to expand existing operations through internal growth, offer new and bundled services, and develop other businesses to complement Chorus operations. Additionally, Chorus plans to expand its current subscriber base through growth in CLEC services and through future acquisitions. Chorus operates in the segments listed below.

      LEC - Chorus operates the following local exchange carrier subsidiaries:
           Mid-Plains, Inc.
           The Farmers Telephone Company
           Dickeyville Telephone Corporation

      System Sales and Services - Chorus sells, installs and services business telephone systems, computers and computer networks through the following operations:
           Chorus Networks, Inc.
           Pioneer Communications, Inc.

      Internet - Chorus provides Internet access to subscribers through the following operations:
           Chorus Networks, Inc.
           pcii.net

      Long Distance - Chorus provides long distance service to subscribers through the following operations:
           Chorus Networks, Inc.
           Pioneer Telecom

      Directory Publishing - Chorus publishes telephone directories for local exchange carriers in three states through the following subsidiary:
           Pioneer Communications, Inc.

      LEC services revenues consist of two major classes: local service and network access. Local service revenues are based upon fees charged to customers for providing local telephone exchange service within designated service areas. Network access revenues are based on fees charged to interexchange carriers that use the LEC's local network to provide long distance service to their customers. System sales and services sell, install and service business telephone systems, computers and computer networks.

      The percent of revenues from each of these primary classes included in the Consolidated Statements of Income over the last three years are as follows:

                                        1999     1998    1997

        LEC Services
           Local service revenues       22.9%    21.6%    23.6%
           Network access               28.4%    29.0%    36.9%
        System Sales and Services       23.3%    28.4%    19.6%

      As noted above, PCS-WI was granted the F-block license by the FCC, which allows PCS- WI to construct and operate a Personal Communication System
      (PCS) in 10 counties in southern Wisconsin. The license is for 10 years and is renewable. Management is currently studying various opportunities with regard to buildout, partnering with established wireless providers and/or the sale of the license.

      The business of Chorus is not seasonal to any significant extent.

      Information regarding the Company's major customers is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financials Statements (Note 12) for the year ended December 31, 1999.

      Order backlog is not a significant consideration in the Company's business, and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the Federal government.

      Competition within the Company's LEC segment is anticipated to increase. The 1996 Federal Telecommunications Act allowed for the opening up of the local network to competition and required all incumbent LECs to take steps in making it feasible for new entrants to compete. It also removed restrictions prohibiting electric utilities from providing telecommunications services.

      One of Chorus' LEC subsidiaries, Mid-Plains, has faced competition since June of 1997, when the Public Service Commission of Wisconsin issued orders authorizing two CLECs to provide local exchange services in Mid-Plains' territory. These competitors now offer switched voice and data services, as well as private line services, which permits bypassing of the Company's local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to the local exchange service represent a potential threat to the Company's long-term ability to provide local exchange service at economical rates.

      In order to meet this competition, the Company has deployed new technology in its local exchange networks to increase operating efficiencies and to provide new and improved services to our customers. The Company maintains the latest generation of digital switching technology. It has also protected the majority of its network with redundant fiber rings, which allows traffic to be re-routed if trouble appears on the network, allowing the Company to offer a very reliable level of service to its customers. The Company also constantly monitors its response time to customer inquiries, installations and repairs, as well as receiving constant customer feedback, all in an effort to maintain a competitive advantage.

      Chorus' two other LEC subsidiaries are in more rural areas where competition is less likely to be a factor due to the lower population densities being less attractive for new market entrants.

      Competition within the Company's System Sales and Services segment has intensified. While there has always been numerous companies competing in the communications product market in which Chorus operates, the competition had primarily been on price and service. This segment now faces intensified price competition from CLEC providers as they try to lure customers on to their new local exchange networks. The Company expects this trend to continue. To meet this competition, the Company is currently bundling its equipment sales with Internet and long distance.

      Information regarding the Company's working capital practice is provided in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The number of employees as of March 10, 2000 was 331.

ITEM 2. PROPERTIES

The Company's business is primarily focused on the provision of services and its properties are used for administrative support and to store and safeguard equipment. At December 31, 1999, the Company's gross book value of property, plant and equipment of $81.9 million consisted primarily of telephone plant and equipment. The Company owns their central telephone offices with related real estate in the communities they serve. Additionally, the Company leases facilities to house its Internet and CLEC central office equipment as well as leasing office space in various locations serviced by the Company. Chorus' 65,000 square foot headquarters building is located in Madison, Wisconsin and is owned by the Company. Virtually all owned property is subject to liens securing long-term debt. In management's opinion, the plant is in good repair
and suitably equipped for its intended purpose.   For further information
concerning the Company's properties see Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 3) for the year ended December
31, 1999.


ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in or aware of any material pending legal proceedings as of March 22, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were none in the fourth quarter of 1999.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company's common stock is reported on the Over-The-Counter Bulletin Board (OTC BB) under the symbol CCGL.

The following stock prices are for broker transactions reported in the OTC BB Research Service.

                                           CASH
                  MARKET PRICE         DIVIDEND
                HIGH          LOW      DECLARED
1999
First Quarter    $21       $17 3/4       $.155
Second Quarter    18 3/4    17 5/8        .155
Third Quarter     19        17 3/4        .155
Fourth Quarter    18 1/4    15 3/8        .160

1998
First Quarter    $21       $19 1/2       $.145
Second Quarter    20 3/4    18            .145
Third Quarter     21 1/2    16            .145
Fourth Quarter    18 1/4    15 1/2        .155

Certain amounts previously reported for 1998 have been adjusted to reflect prices reported in the OTC BB Research Service.

Adjusted to reflect 1998 stock split. See Note 1 to Consolidated Financial Statements.

There were 3,606 shareholders of record at December 31, 1999. The Company has regularly paid dividends to its shareholders and expects it will continue to do so in the future.

In connection with its long-term debt, certain subsidiaries of Chorus may not transfer funds to Chorus in the form of cash dividends, loans or advances until certain financial requirements of their mortgages are met. Of the $11.2 million underlying retained earnings of all Chorus subsidiaries at December 31, 1999, $4.5 million was available for the payment of dividends on the subsidiaries' common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 1999 have been derived from the audited consolidated Financial Statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated Financial Statements and notes thereto included elsewhere in this report. All financial data has been reported as if the merged companies which formed Chorus in 1997 have always been one.


DOLLARS IN THOUSANDS,
EXCEPT PER SHARE DATA        1999      1998      1997     1996      1995
Total Assets                 $72,955   $72,677   $62,754  $51,705   $52,046
Shareholders' Equity         $30,942   $31,552   $28,773  $26,485   $26,051
Long-Term Debt, Including
 Current Maturities          $25,550   $26,811   $22,626  $15,860   $12,195
Short-Term Notes
 Payable to Banks            $ 4,726   $ 2,630   $ 1,328  $     -   $ 4,440
Ratio of Earnings to
 Interest Expenses<F1><F2>      4.10      5.96      7.42     6.45      7.11
Revenue and Sales            $47,592   $45,997   $36,337  $33,181   $30,539
Net Income<F2>               $ 3,367   $ 5,171   $ 5,136  $ 4,741   $ 4,572
Basic and Diluted Earnings
 Per Share<F2><F3>           $ 0.62    $ 0.96    $ 0.96   $  0.88   $  0.86
Cash Dividends Per Share<F3> $ 0.625   $ 0.590   $ 0.550  $  0.515  $  0.525
Average Common Shares
 Outstanding<F3>               5,412     5,406     5,368     5,356     5,342
Shareholders of Record         3,606     3,646     3,531     3,434     3,287

<F1>
For the purpose of this ratio, earnings have been calculated by adding net income, interest expense and income taxes.

<F2>
For 1996, the amount is before the extraordinary charge of $1.8 million, or $0.33 per share.

<F3>
All periods have been restated to reflect a 1998 two-for-one stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

Chorus Communications Group, Ltd. and its subsidiaries' (Chorus or the Company) revenues increased $1.6 million to $47.6 million in 1999. This was principally due to the growth in Internet, Local Exchange Carrier (LEC) and Competitive Local Exchange Carrier (CLEC) revenues, offset by a decline in system sales and services revenues. Revenues in 1998 increased $9.7 million to $46.0 million, primarily from the acquisition of The ComputerPLUS and IntraNet, Inc. (see Note 2 to Consolidated Financial Statements) as well as growth in LEC and other services and sales revenues.

Operating costs and expenses increased $5.0 million in 1999 to $41.1 million. The higher costs were primarily due to servicing the Company's growing Internet and CLEC subscriber base and higher labor costs. Operating costs and expenses increased $9.0 million in 1998, primarily due to the acquisition of The ComputerPLUS and IntraNet, Inc.

Other income increased $0.4 million in 1999, principally due to the receipt of distributions from the Company's limited cellular partnership interest.

Interest expense remained level in 1999 as compared to 1998 at $1.8 million. The increase of $0.4 million in 1998 was due to increased borrowings related to continuing plant expansion and the business acquisitions noted above.

Chorus' net income declined $1.8 million to $3.4 million in 1999, primarily due to the loss incurred in the company's system sales and services segment. Chorus' net income for 1998 as compared to 1997 remained constant with growth in net income from the Company's LECs being offset by a decline in net income from its system sales and other services.

Certain amounts previously reported for prior years have been reclassified to conform to the 1999 presentation.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Chorus has two reportable segments: Local Exchange Carriers and System Sales and Services. All non-reportable segments are included in Other Services and Sales. For additional information about Chorus' segments see Note 12 to Consolidated Financial Statements.

LOCAL EXCHANGE CARRIERS

LEC services provide telephone, data and other services to customers in local
exchanges located in Southern Wisconsin.   LEC services operating income
consisted of the following:

In Thousands                          1999       1998      1997
Revenues and Sales
   Local service revenues           $10,901    $ 9,948   $ 8,571
   Network access                    13,879     13,613    14,079
   Other                              3,183      2,706     2,638
                                     27,963     26,267    25,288
Operating Costs and Expenses
   Cost of services                   3,665      3,231     3,387
   Selling, general & administrative  9,517      8,748     8,518
   Depreciation                       4,949      4,625     4,521
                                     18,131     16,604    16,426

LEC Services Operating Income         9,832      9,663     8,862
Less:  Intercompany eliminations
   Revenues                          (1,362)      (675)   (1,282)
   Expenses                             831        421         -
Operating Income                    $ 9,301    $ 9,409   $ 7,580

Regulatory, legislative and judicial decisions, new technologies and the convergence of other industries with the telecommunications industry are causes of increasing competition in the telecommunications industry. The 1996 Federal Telecommunications Act opened up the local network to competition and required all incumbent LECs to take steps in making it feasible for new entrants to compete. It also removed restrictions prohibiting electric utilities from providing telecommunications services.

One of Chorus' LEC subsidiaries, Mid-Plains, Inc., has faced competition since June of 1997, when the Public Service Commission of Wisconsin issued orders authorizing two CLECs to provide local exchange services in Mid-Plains' territory. Management expects this competition to continue to increase. Chorus' two other LEC subsidiaries are in more rural areas where competition is less likely to be a factor due to the lower population densities being less attractive for new market entrants.

LEC services revenues are derived from local network services, network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated service areas.

Local service revenues grew by $1.0 million or 9.6% in 1999, of which $0.6 million was due to rate increases. In 1998, local service revenues grew by $1.4 million or 16.1%, of which $0.8 million was due to rate increases.

Network access revenues are based on fees charged to interexchange carriers that use the LECs' local network to provide long distance service to their customers. In 1999, network access revenues increased 2.0% after declining 3.3% in 1998. The 1999 increase was due to a periodic settlement of inter-state access revenues along with growth in special access revenues, offset by a 3.2% decrease in minutes of use. The 1998 decrease in revenues was caused by a decrease in access rates due to a rate re-balancing on the intra-state level, as well as industry reductions on the inter-state level, which were offset in part, by an increase in special access revenues. Reductions in access rates, an industry trend, and the effects of competition are expected to continue to have a negative impact on network access revenues.

Other revenues increased $0.5 million or 17.6% in 1999 after being similar in 1998 and 1997. The 1999 increase was primarily due to increases in inter-company occupancy and equipment rents.

Cost of service increased $0.4 million or 13.4% in 1999 after declining 4.6% in 1998. The 1998 cost of service was lower due to capitalization of certain engineering and central office labor costs as part of a central office upgrade.

Selling, general and administrative expenses increased $0.8 million or 8.8% in 1999, after being level in 1998 and 1997. The 1999 increase was primarily due to reciprocal compensation to competitive local exchange carriers, increased inter-company occupancy, equipment rental and labor costs, which were offset in part, by a reduction in legal expenditures.



SYSTEM SALES AND SERVICES

This segment sells, installs and services business telephone systems, computers and computer networks. System sales and services operating income consisted of the following:

In Thousands                                     1999      1998      1997
Revenues and Sales                              $11,065   $13,060   $ 7,123

Operating Costs and Expenses
   Cost of goods sold                             9,408     9,362     4,298
   Selling, general and administrative            5,252     3,500     2,245
   Depreciation                                     288       214       122
                                                 14,948    13,076     6,665

System Sales & Services Operating (Loss) Income  (3,883)      (16)      458
Less:  Intercompany eliminations - Expenses         620       150        37
Operating (Loss) Income                         $(3,263)  $   134    $  495


System sales and services revenues decreased $2 million or 15.3% in 1999. Computer sales and networking services fell $2.7 million due to declining prices and increased competition related to computer hardware. This decline was offset by $0.7 increase in sales of business telephone systems. Revenues in 1998 increased $5.9 million or 83.4% primarily due to the acquisition of The ComputerPLUS.

Gross profit margins decreased from 28.3% in 1998 to 15% in 1999. This was primarily due to a net increase in inventory reserves of $0.5 million along with higher labor costs. The majority of the net increase in inventory reserves was due to management's intention to narrow its product offerings in year 2000. In 1998, gross profit margins declined from 39.7% in 1997 to 28.3%. The decrease was due to the more competitive nature of computer equipment sales resulting in lower margins as compared to business telephone systems.

Selling, general and administrative costs increased $1.8 million or 50.1% in 1999. This was primarily due to increases in labor and occupancy costs as well as an increase in the valuation allowances for customer receivables. The increase in selling, general and administrative costs in 1998 over 1997 was due primarily to the 1998 acquisition.

OTHER SERVICES AND SALES

Other services and sales include operations from long distance, internet, CLEC and directory publishing operations. Other services and sales operating income consisted of the following:

In Thousands                                       1999      1998     1997
Revenues and Sales                                $11,244    $8,152   $5,257

Operating Costs and Expenses
Cost of services                                    6,370     4,952    3,711
Selling, general and administrative                 3,600     2,416    1,445
Depreciation                                          720       497      121
                                                   10,690     7,865    5,277

Other Services & Sales Operating Income (Loss)        554       287      (20)
Less:  Intercompany eliminations
   Revenues                                        (1,319)     (807)     (49)
   Expenses                                         1,230       911    1,294
Operating Income                                   $  465    $  391   $1,225


Revenue from other services and sales increased $3.1 million or 37.9% in 1999. Growth in internet, long distance and CLEC subscribers accounted for $2.5 million of the increase. In 1998, revenue from other services and sales increased $2.9 million or 55.1%. The increase was due in part to the acquisition of IntraNet, Inc., which accounted for $1.3 million of the increase. Additionally, the 1998 revenue growth was due to the overall expansion in the long distance, internet and directory customer base. These increases were offset, in part, from the termination in October, 1997 of a temporary arrangement to resell intralata toll service.

Cost of services increased $1.4 million or 28.6% in 1999, due primarily to the growth in the internet and CLEC subscriber base. In 1998, the cost of service increased $1.2 million or 33.4%, primarily due to the acquisition of IntraNet, Inc.

Selling, general and administrative costs increased $1.2 million or 49% in 1999 and $1.0 million or 67.2% in 1998, primarily due to the growth of internal operations and in 1998, the acquisition of IntraNet, Inc.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, repurchase of Company stock, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the years 1997 - 1999 was $28.2 million. External financing activities for the same period totaled $13.5 million.

INFLATION

Management believes that inflation affects Chorus' business to no greater extent than the general economy.

INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the years 1997-1999 were $28.6 million. Capital expenditures for 2000 are expected to approximate $17 million, which include $6 million for investments in new internet and CLEC markets.

The Company owns 75% of PCS Wisconsin, LLC (PCS-WI). PCS-WI was granted a personal communications services (PCS) license from the Federal Communications Commission in April of 1997 which allows it to construct and operate a PCS network in ten counties in Southern Wisconsin. Under the terms of the license there must be a 25% buildout within five years. Buildout would require substantial capital and operating expenditures in a highly competitive market. Management is currently studying various opportunities with regard to buildout, partnering with established wireless providers and/or the sale of the license.

In 1999, Chorus received cash distributions from its cellular limited partnership totaling $0.6 million.

FINANCING ACTIVITIES

Financing for the years 1997 - 1999 was $13.5 million consisting of $9.2 million of long-term debt financing, $0.2 million from the sale of common stock under stock plans and employee incentives and a net increase in short-term bank notes of $4.1 million.

The Company has certain borrowings with the Rural Telephone Finance Cooperative (RTFC). In 1999, the RTFC authorized the Company to draw down $5 million for the repayment of the Company's subordinate debentures, which mature in June of 2000. Additionally, future borrowings of $4 million are currently available from the RTFC. The interest rate on these funds are variable based upon the RTFC's cost of funds, which at February 1, 2000 was 7.35%.

In January 1998, Chorus acquired Executive Systems & Software, Inc. d/b/a The ComputerPLUS, and IntraNet, Inc. The businesses were acquired for 40,000 shares of common stock, $0.5 million in cash and notes of $0.5 million to be paid over two years.

In connection with its long-term debt, certain subsidiaries of Chorus may not transfer funds to Chorus in the form of cash dividends, loans or advances until certain financial requirements of their mortgages are met. Of the $11.2 million underlying retained earnings of all Chorus subsidiaries at December 31, 1999, $4.5 million was available for the payment of dividends on the subsidiaries' common stock.

In 1999, the Company's Board of Directors authorized management to repurchase shares of Chorus common stock in the open market or through private transactions. During 1999, the Company repurchased 41,880 shares for $0.7 million. Management has the authority to repurchase approximately 499,000 additional shares, with no definite timetable.

It is anticipated that 2000 capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, dividend payments and repurchase of Chorus stock will be provided for with cash flow from operating activities and the issuance of debt.

At February 24, 2000, Chorus has available unused lines-of-credit of $10.5 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, competition could have an adverse effect on Chorus' future operations and cash flows.

OTHER FINANCIAL INFORMATION

Management is currently not aware of any environmental matters, which in the aggregate would have a material adverse effect on the financial condition or results of operations of the Company.

In 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." Management does not believe that the Company currently has any derivatives and/or hedging activities and thus the adoption of this statement will not have a material impact on the Company's financial statements.

YEAR 2000 (Y2K)

The Year 2000 compliance issue exists because many computerized information systems use two-digit data fields to designate a year and cannot process date-sensitive information beyond December 31, 1999. Chorus established a Year 2000 Project Team, to coordinate and monitor the Company's Year 2000 compliance efforts. Begun in 1997, Chorus' Year 2000 effort covered its network and supporting infrastructure for the provisioning of local switched and data telecommunications services. Additionally, within the scope of this initiative were the Company's operational and financial information technology systems and applications, end-user computing resources and building systems, such as security, elevator and environmental control systems. The project also included a review of the Year 2000 compliance efforts of the Company's key vendors and suppliers. While this initiative was broad in scope, it was structured to identify and prioritize the Company's efforts for mission critical systems, network elements and products and key vendors and suppliers.

In 1999, Chorus completed its Year 2000 compliance efforts. To date, our systems and software have not experienced any disruption due to the onset of Year 2000. However, there can be no assurance that problems will not arise for Chorus, its suppliers, its customers or others with whom Chorus does business in the future. Chorus will continue to monitor its systems and third party relationships throughout 2000 to address any unanticipated problems (which may include problems associated with non-Year 2000 compliant third parties).

Chorus incurred expenses approximating $0.4 million through 1999 in connection with Year 2000 compliance efforts. A portion of these expenditures were not incremental costs, but rather represent a redeployment of existing resources. Chorus also incurred certain capital improvement costs (totaling approximately $1.5 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business. Expense and capital costs amounts have increased from previous estimates due to the incorporation of new billing and customer care software packages.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K, and future oral and written statements by the Company and its management may include statements that are based on our estimates and assumptions, and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "expects" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in this report and other reports issued by the Company, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

- materially adverse changes in economic conditions in the markets served by us;
-     material changes in available technology;
- federal, state and local regulatory and judicial decisions and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network element and resale rates;
- the extent, timing, success, and overall effects of competition from others in the markets we currently serve: and
- the timing and profitability of our entry into new internet and competitive local exchange markets.



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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CHORUS COMMUNICATIONS GROUP, LTD.

                         INDEX TO FINANCIAL STATEMENTS





                                                                     PAGE

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Financial Statements for each of the three years ended December 31, 1999:

           Statements of Income

           Statements of Shareholders' Equity

           Statements of Cash Flows

Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Chorus Communications Group, Ltd.

We have audited the accompanying consolidated balance sheets of Chorus Communications Group, Ltd. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chorus Communications Group, Ltd. and subsidiaries as of December 31, 1999 and 1998,and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin

February 11, 2000

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors,
Chorus Communications Group, Ltd.

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Chorus Communications Group Ltd., (a Wisconsin Corporation) and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated results of operations, stockholders' equity, and cash flows of Chorus Communications Group, Ltd. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

We have also audited the related financial statement schedule for the year ended December 31, 1997 listed in Item 14(a)(2) of this Form 10-K. In our opinion, the 1997 financial statement schedule referred to above, when considered in relation to the 1997 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Kiesling Associates LLP
Kiesling Associates LLP
Madison, Wisconsin

February 6, 1998

                       CHORUS COMMUNICATIONS GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS



                                                   DECEMBER 31,    DECEMBER 31,
                ASSETS                               1999            1998
Dollars In Thousands
CURRENT ASSETS
   Cash and cash equivalents                        $  4,078        $  5,327
   Temporary investments                                 800           1,300
   Accounts receivable
      Due from customers, net of allowance
       for uncollectible accounts of $449
       and $64, respectively                           5,354           4,511
      Other, principally connecting
       companies                                       1,625           2,472
   Inventories                                         1,829           1,920
   Other                                               1,825           1,606
      Total Current Assets                            15,511          17,136


PROPERTY, PLANT AND EQUIPMENT                         47,221          45,421


CELLULAR LIMITED PARTNERSHIP INTERESTS                 3,715           3,715


PERSONAL COMMUNICATION SERVICES LICENSE                3,748           3,580


GOODWILL, Net of accumulated amortization
   of $297 and $141, respectively                      1,217           1,373


OTHER                                                  1,543           1,452


TOTAL ASSETS                                        $ 72,955        $ 72,677

                       CHORUS COMMUNICATIONS GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS



                                                   DECEMBER 31,    DECEMBER 31,
  LIABILITIES AND SHAREHOLDERS' EQUITY                 1999            1998
Dollars in Thousands
CURRENT LIABILITIES
  Current maturities of long-term debt              $  1,333        $  1,260
  Notes payable to banks                               4,726           2,630
  Accounts payable                                     2,531           4,790
  Accrued expenses                                     2,557             691
  Other                                                  638             373
    Total Current Liabilities                         11,785           9,744

LONG-TERM DEBT                                        24,217          25,551

DEFERRED INCOME TAXES                                  3,707           3,579

OTHER LIABILITIES                                      1,927           1,877
  Total Liabilities                                   41,636          40,751

MINORITY INTEREST                                        377             374

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS' EQUITY
  Common stock, no par value;
    authorized 25,000,000 shares;
    issued 5,415,288 and
    5,408,606 shares, respectively                    14,791          14,668
  Less treasury stock at cost
    41,880 shares                                       (717)              -
  Retained earnings                                   16,868          16,884
    Total Shareholders' Equity                        30,942          31,552


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 72,955        $ 72,677









See Notes to Consolidated Financial Statements.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME


In Thousands Except for Per Share Data           YEAR ENDED DECEMBER 31,
                                              1999        1998        1997
REVENUES AND SALES
   Local exchange carrier services           $26,601     $25,592     $24,006
   System sales and services                  11,065      13,060       7,123
   Other services and sales                    9,926       7,345       5,208
     Total Revenues and Sales                 47,592      45,997      36,337

OPERATING COSTS AND EXPENSES
   Cost of goods sold                          9,408       9,326       4,267
   Cost of local exchange carrier and
    other services                             9,381       7,705       6,096
   Selling, general & administrative          16,343      13,696      11,910
   Depreciation and amortization               5,957       5,336       4,764
     Total Operating Costs and Expenses       41,089      36,063      27,037

OPERATING INCOME                               6,503       9,934       9,300
   Other income                                  744         362         327
   Interest expense                           (1,767)     (1,727)     (1,301)
   Minority interest                              (3)         (4)         28
INCOME BEFORE INCOME TAXES                     5,477       8,565       8,354

INCOME TAX EXPENSE                             2,110       3,394       3,218

NET INCOME                                   $ 3,367     $ 5,171     $ 5,136

BASIC AND DILUTED EARNINGS PER SHARE         $   .62     $   .96     $   .96


Average common shares outstanding              5,412       5,406       5,368














See Notes to Consolidated Financial Statements.

                       CHORUS COMMUNICATIONS GROUP, LTD.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In Thousands Except for Per Share Data

                        COMMON STOCK                TREASURY STOCK        TOTAL
                                         RETAINED                  SHAREHOLDERS'
                      SHARES  AMOUNT     EARNINGS   SHARES  AMOUNT       EQUITY

Balances,
December 31, 1996     5,363  $ 13,765    $12,720                       $ 26,485

   Net income                              5,136                          5,136
   Cash dividend
       - $.55 a share                     (2,951)                        (2,951)
   Stock plan             6       103                                       103

Balances,
December 31, 1997     5,369    13,868     14,905                         28,773

   Net income                              5,171                          5,171
   Cash dividend
      - $.59 a share                      (3,192)                        (3,192)
   Issuance of stock
      in acquisition
      of businesses      40       800                                       800

Balances,
December 31, 1998     5,409    14,668     16,884                         31,552

   Net income                              3,367                          3,367
   Cash dividend
      - $.625 a share                     (3,383)                        (3,383)
   Employee stock
      purchase plan       4        86                                        86
   Stock incentive        2        37                                        37
   Purchase of
     common stock                                     42    $(717)         (717)

Balances,
December 31, 1999     5,415  $ 14,791    $ 16,868     42    $(717)     $ 30,942




 See Notes to Consolidated Financial Statements.

                   CHORUS COMMUNICATIONS GROUP, LTD.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
Dollars In Thousands                            1999        1998        1997
OPERATIONS
  Net income                                  $ 3,367     $ 5,171     $ 5,136
  Adjustments to reconcile net income
    to net cash from operations:
    Depreciation and amortization               5,957       5,336       4,764
    Deferred income taxes                         298         333        (189)
    Provision for uncollectible accounts          385          53           -
    Changes in current assets and
    current liabilities excluding effects
    of acquisitions:
       Receivables                               (381)       (893)       (813)
       Inventories                                 91         (70)        110
       Payables                                (2,259)        169         403
       Accrued expenses                         1,866        (202)        156
    Other                                        (162)        295        (694)
      Net cash from operations                  9,162      10,192       8,873

INVESTING
  Capital expenditures                         (7,690)     (9,653)    (11,258)
  Acquisitions (net of cash acquired)               -        (357)          -
  Cellular investment                               -           -         453
  Personal Communication Services license        (168)        (22)       (820)
  Change in short-term investments                500       1,200         700
  Other - net                                      89         119         238
      Net cash used in investing               (7,269)     (8,713)    (10,687)

FINANCING
  Stock issued                                    123           -         103
  Purchase of treasury stock                     (717)          -           -
  Dividends paid                               (3,383)     (3,192)     (2,951)
  Long-term debt issued                             -       4,486       4,745
  Long-term debt repaid                        (1,261)       (801)       (577)
  Net change in short-term debt                 2,096         619       1,328
      Net cash (used in) from financing        (3,142)      1,112       2,648

(Decrease) increase in cash and
 cash equivalents                              (1,249)      2,591         834

Cash and cash equivalents:
  Beginning of period                           5,327       2,736       1,902
  End of period                               $ 4,078     $ 5,327     $ 2,736
See Notes to Consolidated Financial Statements.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS
      Chorus Communications Group, Ltd. and its subsidiaries (Chorus or the Company) is a telecommunications company that provides phone, data and other services through its local exchange carrier (LEC) subsidiaries. The Company also sells, installs and services business telephone systems, computers and computer networks. Additionally, the Company has operations in directory publishing, long distance, competitive local exchange carrier (CLEC) and Internet services. The Company's operations are primarily in Southern Wisconsin.

      BASIS OF PRESENTATION
      The consolidated financial statements of Chorus include the accounts of
      its majority-owned subsidiaries.   All significant intercompany items
      have been eliminated in consolidation. Investments of less than 20% are accounted for on the cost basis.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      INVENTORIES
      Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

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

      REVENUE RECOGNITION
      Chorus recognizes revenues when earned, regardless of the period in which they are billed. Customer contracts for sales and installations are accounted for using the completed-contract method which recognizes income only when the contract is substantially completed.

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

      TREASURY STOCK
      In December 1999, the board of directors authorized the repurchase, at management's discretion, of up to 10% of the outstanding shares of the Company's stock. The Company's repurchases of shares of Common Stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity".

      BASIC AND DILUTED EARNINGS PER SHARE
      Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. No material potentially dilutive securities or stock plans existed in the periods presented.

      NEW ACCOUNTING PRONOUNCEMENT
      In 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." Management does not believe that the Company currently has any derivatives and/or hedging activities and thus the adoption of this statement will not have a material impact on the Company's financial statements.

      RECLASSIFICATION
      Certain amounts previously reported for prior years have been reclassified to conform with the 1999 presentation.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.    PROPERTY, PLANT AND EQUIPMENT

      The components of property, plant and equipment were as follows:

                                                 DECEMBER 31,
                                                 1999         1998
                                               In Thousands
      Land                                     $ 1,382      $ 1,378
      Buildings                                  8,349        8,274
      Digital switching equipment               21,657       19,925
      Cable, wiring and conduit                 36,929       34,684
      Computers                                  4,562        3,259
      Internet equipment                         1,626        1,000
      Other                                      7,107        5,779
      Under construction                           276          377
                                                81,888       74,676
      Less accumulated depreciation            (34,667)     (29,255)
      Total property, plant and equipment      $47,221      $45,421

      Property, plant and equipment is depreciated using useful lives ranging from three to forty years.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    WIRELESS INVESTMENTS

      The Company has two limited partnership interests in cellular telephone service providers. Both partnerships are accounted for using the cost method. The Company's 18.1% interest in the Madison Metropolitan Statistical Area and 2.0% interest in Wisconsin Rural Statistical Area 8 totaled $3.7 million in 1999 and 1998.

      The Company owns 75% of PCS Wisconsin, LLC (PCS-WI). PCS-WI holds an F-block license which allows it to construct and operate a personal communications services system (PCS) in ten counties in Southern Wisconsin. The license is carried at cost including acquisition costs and capitalized interest charges of $168,000, $162,000 and $130,000 for 1999, 1998 and 1997, respectively.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    DEBT

      Long-term debt as of December 31, 1999 and 1998 is as follows:

                                      INTEREST                   DECEMBER 31,
                                       RATES    MATURITIES      1999     1998
                                                                In Thousands
       Registered Subordinate
         Debentures                     8%        2000<F1>     $ 5,000  $ 5,000
       Promissory Notes               8.5%        2000             125      375
       Mortgage Notes -
        RUS                       2% to 5%      2000-2017          486      526
        FCC                          6.25%      2000-2007        2,471    2,598
        RTB                       4% to 8%      2000-2017        2,224    2,364
        RTFC                  5.9% to 7.4%<F2>  2000-2012       11,442   12,050
        AnchorBank                   7.75%<F3>  2000-2017        3,802    3,898
                                                                25,550   26,811
       Less current portion                                     (1,333)  (1,260)

       Long-term debt                                          $24,217  $25,551

     <F1>
     Chorus has secured a commitment for long-term financing for the debentures upon their maturity in 2000 and accordingly these have been classified as long-term at December 31, 1999. Terms of the commitment call for payments through 2012 with a variable interest rate, which on February 1, 2000 was 7.25%.
     <F2>
     Variable rate based on RTFC's cost except for $3.9 million fixed at 7.4% through February 2008.
     <F3>
     Fixed through November 2002.

      During 1998, Chorus incurred $0.5 million in promissory notes related to the acquisition of IntraNet, Inc. Additionally, in 1997, Chorus incurred $2.6 million in long-term debt related to the acquisition of the F-block PCS license.

      Substantially all assets of Chorus are pledged as collateral for the long-term debt under loan agreements with the Rural Utilities Service
      (RUS), the Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative (RTFC) or AnchorBank. The PCS license is pledged as collateral for the long-term debt under a loan agreement with the Federal Communications Commission (FCC).

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    DEBT (Continued)

      Under the RTFC loan, Subordinated Capital Certificates (SCCs) are required to be purchased by the Company equal to 5% of the advanced amount. SCCs are noninterest-bearing and are returned as the loan is repaid.

      The annual requirements for principal repayments on long-term debt are approximately $1.3 million, $1.3 million, $1.4 million, $1.5 million, and $1.5 million for the years 2000 through 2004, respectively.

      Short-term financing included notes payable at December 31, 1999 of $4.7 million at a weighted average interest rate of 8.3%. Chorus and its subsidiaries had available unused lines-of-credit of $8.3 million at December 31, 1999.

      Cash paid for interest for 1999, 1998 and 1997 totaled $1.8 million, $1.7 million and $1.3 million, respectively.

      Under the RTFC loans, future borrowings of $4 million are available to the Company.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    INCOME TAXES

      The components of income tax expense were as follows:

                                                YEAR ENDED DECEMBER 31,
                                               1999         1998        1997
                                                          In Thousands
      Current:
        Federal                               $1,695       $2,446      $2,751
        State                                    713          594         703
      Deferred:
        Federal                                   23          285        (153)
        State                                   (264)         110         (24)
      Amortization of deferred
        investment tax credits                   (57)         (41)        (59)
      Total income tax expense                $2,110       $3,394       $3,218

      Cash paid for income taxes for 1999, 1998 and 1997 totaled $2.4 million, $3.5 million and $3.5 million, respectively.

      The following is a reconciliation of the statutory federal income tax rate of 34% to Chorus' effective income tax rate.

                                               YEAR ENDED DECEMBER 31,
                                            1999         1998        1997
      Statutory federal income tax
        rate                                 34.0%        34.0%      34.0%
      State income taxes, net of
        federal benefit                       5.4          5.7        5.2
      Amortization of investment tax
        credits                              (1.0)         (.5)       (.7)
      Amortization of goodwill                 .9           .5          -
      Other                                   (.8)         (.1)         -
      Effective income tax rate              38.5%        39.6%      38.5%

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    INCOME TAXES (Continued)

      The components of Chorus' deferred tax assets (liabilities) were as follows:

                                                           DECEMBER 31,
                                                         1999         1998
                In Thousands
       Deferred tax assets:
        Compensated absences                          $   367      $   332
        Inventory reserve                                 327          108
        Deferred compensation                             320          279
        Allowance for uncollectible accounts              171           17
        State net operating loss carry forward            163            -
        Deferred income                                   128          124
        Merger costs                                      113          111
        Other                                             314          222
          Deferred tax assets                           1,903        1,193

      Deferred tax liabilities:
        Property, plant and equipment
          depreciation                                 (4,384)      (3,835)
        Cellular interest                                   -         (232)
        PCS License amortization                         (410)        (273)
        Unamortized investment tax credit                 (36)         (73)
        Other                                               -           (5)
          Deferred tax liabilities                     (4,830)      (4,418)
      Net deferred tax liabilities                     (2,927)      (3,225)
      Less: Current deferred tax assets                  (780)        (354)
      Long-term deferred tax liabilities              $(3,707)     $(3,579)

                       CHORUS COMMUNICATIONS GROUP, LTD.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    LEASES

      The Company leases various facilities and offices under operating leases which expire over the next ten years. Rent expense under these leases was $143,000, $130,000 and $58,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The future minimum lease payments under noncancelable operating leases greater than one year as of December 31, 1999 are as follows:

                     2000        $  270,000
                     2001           252,000
                     2002           258,000
                     2003           264,000
                     2004           212,000
                     Thereafter     604,000
                                 $1,860,000


8.    RESTRICTION ON COMMON STOCK DIVIDENDS

      At December 31, 1999, all of the consolidated retained earnings were available for the payment of cash dividends on shares of Chorus common stock. However, certain LECs may not transfer funds to the parent in the form of cash dividends, loans or advances until certain financial requirements of their mortgages have been met. Of the $11.2 million underlying retained earnings of all Chorus subsidiaries at December 31, 1999, $4.5 million was available for the payment of dividends on the subsidiaries' common stock.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    BENEFIT PLANS

       PENSION PLAN
      On April 15, 1997, a LEC subsidiary of Chorus terminated its defined benefit pension plan. Total pension plan benefit income was $0.4 million in 1998 while total pension plan benefit cost was $0.8 million in 1997.

      401(k) BENEFIT PLANS
      Chorus sponsors defined contribution 401(k) benefit plans to substantially all full-time employees. Under the plans, the Company provides matching contributions based on qualified employee contributions. Matching contributions were as follows: 1999 - $498,000, 1998 - $457,000, and 1997 - $382,000.

      STOCK PLANS
      In January 1999, Chorus initiated an Employee Stock Purchase Plan.
      Under the plan, employees are able to purchase common stock of the Company during quarterly periods, not to exceed $7,500 for a calendar year. The price an employee pays for a share of stock may be no less than 85% of fair market value. In the absence of an established market, fair market value is determined by a committee selected by the Company's Board of Directors.

      Prior to March 1997, a subsidiary of Chorus had a stock plan which allowed employees and directors to purchase limited quantities of stock.

      In 1999, the Company issued 2000 shares as incentive compensation to an officer of the Company.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, temporary investments and short-term debt are based on face amounts which approximate fair value.

      The fair value of long-term debt, estimated using discounted cash flow analysis based on Chorus' estimated current incremental borrowing rates for debt with similar terms, was as follows:
                                            1999        1998
                                             In Thousands
                     Carrying amount      $25,550     $26,811
                     Fair market value    $25,046     $27,456

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   COMMITMENTS AND CONTINGENCIES

      In 1999, Chorus entered into an agreement to acquire certain property, plant and equipment of $2.8 million to be placed in service in 2000.

      PCS-WI was granted a PCS license from the FCC in April of 1997. Under the terms of the license there must be a 25% buildout within five years. Buildout would require substantial capital and operating expenditures in a highly competitive market. The Company is currently studying options regarding the license.

      Regulatory bodies are currently reviewing an industry controversy which has arisen concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet service providers. Management does not expect that the ultimate resolution of this pending regulatory matter will have a material effect on the Company's financial condition, but it could have a material effect on the Company's operations.

12.   OPERATING SEGMENTS

      Chorus organizes its business into two reportable segments: local exchange carrier services and system sales and services. The LEC services segment provides telephone, data and other services to customers in local exchanges. The system sales and services segment sells, installs and services business telephone systems, computers and computer networks. Chorus also has operations in directory publishing, long distance, CLEC and Internet services that do not meet the quantitative thresholds for reportable segments.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   OPERATING SEGMENTS (Continued)

      The segments' accounting policies are the same as those described in the summary of significant accounting policies.

                                                      1999
                                       LOCAL   SYSTEM
                                    EXCHANGE   SALES AND
                                    CARRIERS   SERVICES    OTHER       TOTAL
                                                    In Thousands
     Revenues and sales -
       External customers             $26,601    $11,065    $ 9,926    $47,592
      Intersegment revenues and sales   1,362          -      1,319      2,681
      Interest revenue                    512          3         44        559
      Interest expense                  1,355         87        597      2,039
      Depreciation and amortization     4,949        289        719      5,957
      Segment profit (loss)             5,981     (2,426)      (188)     3,367
      Segment assets                   51,549      6,417     14,989     72,955
      Expenditures for segment assets   5,896        618      1,176      7,690


                                                      1998
                                        LOCAL   SYSTEM
                                     EXCHANGE   SALES AND
                                     CARRIERS   SERVICES      OTHER     TOTAL
                                                     In Thousands
      Revenues and sales -
       External customers             $25,592    $13,060    $ 7,345    $45,997
      Intersegment revenues and sales     675          -        807      1,482
      Interest revenue                    234          -        140        374
      Interest expense                  1,407         60        410      1,877
      Depreciation and amortization     4,625        214        497      5,336
      Segment profit (loss)             5,250        (34)       (45)     5,171
      Segment assets                   51,842      5,389     15,446     72,677
      Expenditures for segment assets   8,100        315      1,238      9,653

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   OPERATING SEGMENTS (Continued)

                                                        1997
                                       LOCAL    SYSTEM
                                    EXCHANGE    SALES AND
                                    CARRIERS    SERVICES     OTHER     TOTAL
                                                     In Thousands
      Revenues and sales -
        External customers           $24,006     $ 7,123   $ 5,208    $36,337
      Intersegment revenues and sales  1,282           -        49      1,331
      Interest revenue                   222          42       135        399
      Interest expense                 1,260           -       115      1,375
      Depreciation and amortization    4,521         122       121      4,764
      Segment profit (loss)            4,857         291       (12)     5,136
      Segment assets                  46,290       3,775    12,689     62,754
      Expenditures for segment assets  6,523          78     4,657     11,258


      The depreciation of Chorus' headquarters building is allocated to each segment. The related net cost of $5 million at December 31, 1999 and 1998 is not allocated to each segment, but included in the other segment assets.

      Total segment interest expense includes intercompany activity of $272,000, $150,000 and $74,000 for 1999, 1998 and 1997, respectively.

      Major Customer Information
      The percentage of revenues for long-distance services provided to local exchange carriers which exceeded 10% of LEC revenues were: AT&T Communications, Inc. 17% in 1999, 16% in 1998, and 19% in 1997; and MCI 13% in 1998 and 11% in 1997. No other customer accounted for more than 10% of total revenues.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   QUARTERLY FINANCIAL INFORMATION (Unaudited):

                                                     QUARTER ENDED
                                      MARCH 31    JUNE 30    SEPT. 30   DEC.31
      In Thousands, Except
      For Per Share Data
      1999
      Operating Revenues              $ 11,656    $ 11,547   $11,300   $13,089
      Operating Income                   1,975       1,934     1,517     1,077
      Net Income                         1,000       1,088       764       515
      Basic and Diluted
        Earnings Per Share                 .18         .21       .14       .09

      1998
      Operating Revenues              $10,938     $11,169    $11,628   $12,262
      Operating Income                  2,559       2,745      2,251     2,379
      Net Income                        1,377       1,439      1,169     1,186
      Basic and Diluted
        Earnings Per Share                .26         .27        .22       .21


      Adjustments during the fourth quarter of 1999 included increases to the valuation allowances for customer receivables and inventory which, net of taxes, approximated $0.6 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers, directors and director nominee of Chorus with ages as of January 1, 2000, are as follows:

NAME                           AGE         POSITION
Dean W. Voeks                   57         President, Chief Executive
                                           Officer and Director: 2001*

Howard G. Hopeman               55         Executive Vice President,
                                           Chief Financial Officer and
                                           Treasurer

Darold J. Londo                 35         President of Chorus Networks, Inc.
                                             a subsidiary

Grant B. Spellmeyer             34         Vice President, Secretary and
                                           General Counsel

Carrie L. Bennett-Barndt<F1>    47         Director: 2002*

Charles Maulbetsch<F1><F2>      64         Director: 2002*

Harold L.(Lee) Swanson<F1><F2>  61         Director: 2000*

Douglas J. Timmerman <F1>       59         Director: 2001*

<F1>
Member of Compensation Committee
<F2>
Member of Audit Committee

*   Annual Meeting at which current director term expires

Dean W. Voeks is President and Chief Executive Officer of Chorus; he has been associated with Chorus and/or its subsidiaries for more than 13 years.

Howard G. Hopeman is Executive Vice President, Chief Financial Officer and Treasurer of Chorus; he has been associated with Chorus and/or its subsidiaries for more than 11 years.

Darold J. Londo was appointed President of Chorus Networks, Inc. in May of 1999. Prior to this, Mr. Londo was Vice President of Human Resources of Chorus and Corporate Counsel since joining the organization in December of 1997. Prior to this, Mr. Londo was an attorney for Axley Brynelson, Attorneys and Counselors, since 1993.

Grant B. Spellmeyer is Vice President, Secretary and General Counsel of Chorus since joining the organization in June of 1999. Prior to this, Mr. Spellmeyer was an attorney for Axley Brynelson, Attorneys and Counselors, since 1993.

Carrie L. Bennett-Barndt is President and Director of Bennett-Barndt Enterprises, Inc., an operator of certain McDonald Restaurants with which she has been associated for over 10 years.

Charles Maulbetsch was a Vice President of Middleton Community Bank from January 1, 1995 until his retirement December 31, 1995; prior to that he was a Bank Consultant.

Harold L.(Lee) Swanson is Chief Executive Officer, President and Director of State Bank of Cross Plains of which he has been associated with for more than 34 years. Mr. Swanson is also a director of Madison Gas & Electric Company and is currently Chairman of Chorus' Compensation Committee.

Douglas J. Timmerman is Chairman of the Board, President and Chief Executive Officer of Anchor BanCorp Wisconsin Inc. with which he has been associated with for more than 22 years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during 1999 all required filings were made in a timely fashion.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      The total 1999 annual director fees received for serving on Chorus' Board and any subsidiary boards were $20,000 each for Messrs. Maulbetsch, Swanson and Timmerman and $19,000 for Ms. Bennett-Barndt. In addition, Mr. Timmerman received $3,400 for serving as an officer of a subsidiary company. Mr. Voeks did not receive any director fees. The Chorus Board of Directors met eight times in 1999. All directors attended more than 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which they served.

      The Company has standing Audit and Compensation Committees.

      The members of the AUDIT COMMITTEE are Messrs. Maulbetsch and Swanson. The Audit Committee's function is to meet with management and the independent public accountants to review with them the scope and results of their audits, the Company's accounting practices, and the adequacy of the Company's internal controls. The Audit Committee held one meeting in 1999.

      The members of the COMPENSATION COMMITTEE are Messrs. Maulbetsch, Swanson and Timmerman, and Ms. Bennett-Barndt, who became a member in December 1999. The Compensation Committee determines the compensation of the Chief Executive Officer and reviews compensation guidelines for all other employees. The Compensation Committee held three meetings in 1999.

                       COMPENSATION COMMITTEE INTERLOCKS
                                      AND
                             INSIDER PARTICIPATION

      Mr. Timmerman, President of Dickeyville Telephone Corporation, a Chorus subsidiary, is a member of the Compensation Committee.

                            EXECUTIVE COMPENSATION

      The following table summarizes the compensation for the years 1997, 1998 and 1999 of the Chief Executive Officer and two other executive officers whose annual compensation exceeded $100,000 for 1999.


                          SUMMARY COMPENSATION TABLE
                                                    LONG-TERM
NAME AND                      ANNUAL COMPENSATION   COMPENSATION
PRINCIPAL                              OTHER ANNUAL RESTRICTED  ALL OTHER
POSITION         YEAR  SALARY   BONUS  COMPENSATION STOCK AWARD COMPENSATION<F3>
Dean W. Voeks:    1999 $185,000 $     0 $16,000(1)   $37,000(2)  $54,500
 President and    1998  175,000  40,000       0            0      54,190
 Chief Executive  1997  150,000  45,000       0            0      53,690
 Officer

Howard G.
Hopeman:          1999 $116,000 $25,000  $    0       $    0     $41,926
 Executive Vice   1998  110,000  25,000       0            0      41,420
 President, Chief 1997  100,500  20,000       0            0      39,661
 Financial Officer
 and Treasurer

Darold J. Londo:  1999 $ 95,700 $30,000  $    0       $    0     $ 7,669
 President of     1998   85,000  10,000       0            0       4,408
 Chorus Networks, 1997        0       0       0            0           0
 Inc., a subsidiary

<F1>
In 1999 Mr. Voeks received $16,000 for the reimbursement of taxes on a restricted stock grant.

<F2>
In 1999, Mr. Voeks was granted 2000 shares of vested restricted stock which was valued at market price at the time of grant. Dividends are paid on this restricted stock.

<F3>
All other compensation for 1999 includes the following: (i) the Company's contribution to 401K and/or deferred compensation plans: Mr. Voeks - $10,000, Mr. Hopeman - $9,956, and Mr. Londo - $7,669; (ii) the Company's contributions to a non-qualified supplemental retirement plan: Mr. Voeks
- $44,190, and Mr. Hopeman - $31,970; and (iii) the Company's payment to Mr. Voeks of $310 to cover a dividend missed on the restricted stock.

                       REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the "Committee") is composed of four independent Directors who are responsible for setting and administering compensation, including base salary and annual bonus paid or awarded to Mr. Voeks, Chief Executive Officer of Chorus Communications Group, Ltd. ("Chorus" or the "Company"). In addition, the Committee reviews the salaries of other executives, which are set by Mr. Voeks.

NEW EXECUTIVE COMPENSATION PROGRAM FOR 2000

During 1999 into early 2000, the Committee, with the assistance of Deloitte & Touche LLP, developed a new executive compensation program focused on rewarding shareholder value creation and performance against key drivers of total shareholder return. Key features of the new executive compensation program are as follow:

Compensation Philosophy
- Reward shareholder value creation and performance versus key drivers of total shareholder return.
-  Reward team success while recognizing individual contribution.
- Structure compensation opportunities and the mix of base salary, annual incentives, and long-term incentives to reflect compensation practices at similarly-sized telecommunication industry peers.
- Fund annual incentives and determine the exercisability of stock options in part by performance relative to that of the performance of the compensation peer group.
-  Encourage stock ownership to foster an ownership mentality.

Peers: A group of peer telecommunications industry companies was used to identify competitive compensation opportunities. Peer selection primarily reflected Chorus' classification within the telecommunications industry, its business mix, and relative revenue size. Information contained in peer proxies and other sources of competitive data were analyzed and reviewed by the Committee to ensure an understanding of competitive compensation opportunities. The companies considered for compensation purposes are not the same as companies included in the performance graph peer group in this Proxy Statement. The performance graph peer group companies are significantly larger than Chorus with much higher compensation levels.

The review indicated that compensation for Chorus executives is generally below the actual compensation paid in 1998 and reported in 1999 proxies by peers. The Committee intends to review 1999 peer compensation data as it becomes publicly available.

Base Salary: Base salaries and salary increases will be based on individual performance, as demonstrated over time and will be managed around the peer group median.

Annual Incentives: Relative peer performance measures will be used to assess corporate performance. Relative performance measures will allow the Committee to assess how well Chorus performs versus identified peers. Thus, management's ability to create value for our shareholders in a changing regulatory environment, changing economic conditions, and in response to changing consumer behaviors versus how well our peers perform will directly affect executive pay. Other performance criteria that support value creation will also be used as deemed appropriate by the Committee. Individual awards will also reflect each executive's performance versus their performance goals. The Committee intends that future annual incentive awards be paid using a combination of cash and restricted stock. Awards for above average performance will be paid via grants of restricted stock with a two-year restriction period. Restricted stock will increase executive/stockholder linkage, focus executives on making contributions contributing to long term stock price appreciation, and allow Chorus to retain key executives.

Long-Term Incentives: Chorus will use stock options (subject to shareholder approval of the Stock Incentive Plan) to reward success as measured by the appreciation in the Company's common stock price. Thus, the interests of executives will be more closely linked with those of stockholders. Using relative total shareholder return versus the peer group to determine when stock options will become exercisable will further strengthen this linkage.

To this end, the Stock Incentive Plan is being submitted in the Proxy Statement for stockholder approval at the 2000 Annual Meeting.

1999 COMPENSATION

The following report represents the actions regarding compensation paid to executives for 1999. During 1999, the principal goal of the Company's compensation program was to pay employees, including executive officers, at levels that are:

      - consistent with the Company's current financial condition, earnings and projected Consumer Price Index.
      - reflective of individual performance and experience,
      - competitive in the marketplace, and
      - administered in a fair and consistent manner.

The salary of executive officers is established within a range that considers competitive salary levels for similar sized companies. The companies considered for compensation purposes in 1999 are not the same as companies included in the performance graph peer group in this Proxy Statement. The performance graph peer group companies are significantly larger than Chorus with much higher compensation levels. Executive salaries were determined by subjectively evaluating the individual's performance and experience, and the Company's performance.

For 1999,  the Company  maintained  a strong  financial  position  and prepared
itself  to  be  a  key  player  in  the   marketplace   of  the  new   century.
Additionally, Chorus maintained an industry leadership role in Wisconsin.

In March of 1999, the Committee reviewed Mr. Voeks' compensation level and granted him 2000 shares of restricted common stock in the Company and $16,000 as reimbursement for the payment of taxes associated with the grant of stock.

                                    Respectfully submitted by:

                                    Harold L. (Lee) Swanson, Chairman
                                    Charles Maulbetsch
                                    Douglas J. Timmerman
                                    Carrie Bennett-Barndt

                       FIVE-YEAR PERFORMANCE COMPARISON

      The graph below provides an indicator of cumulative total shareholder returns for Chorus(1) as compared with the S&P 500-Telephone, Russell 2000, and a Peer Group(2). The Company has decided to use the Russell 2000 for the broad equity market index comparison. Given the Company's market capitalization relative to the companies in the S&P 500-Telephone and the Russell 2000, the Company believes the Russell 2000 companies are a more representative alternative than the S&P 500-Telephone.








                          [Line graph of data points]









                     BASE     YEARS ENDING
                     PERIOD
COMPANY NAME/INDEX   DEC 94   DEC 95   DEC 96    DEC 97   DEC 98      DEC 99
Chorus               100      117.49   126.48    126.78   116.51      114.12
S&P 500-Telephone    100      150.64   152.15    212.46   312.11      329.94
Russell 2000         100      137.58   157.89    190.29   183.73      219.78
Peer Group           100      109.05    94.96    113.71   156.13      254.64

EXPLANATION
The graph assumes $100 invested on December 31, 1994 in Chorus common stock, S&P 500-Telephone, Russell 2000, and the Peer Group. Total return assumes reinvestment of dividends.

FOOTNOTES
      1Chorus was formed on June 1, 1997 as a result of merging Mid-Plains, Inc. and Pioneer Communications, Inc. into subsidiaries of the Company. The total return for Chorus is based on the total return on Chorus' common stock beginning June 1997 and Mid-Plains, Inc.'s common stock prior to the mergers.

      2The Peer Group is composed of the following holding companies that compete in the Company's industry segment of telecommunications services and operate in markets which include rural Wisconsin communities: Century
Telephone Enterprise; Citizens Utilities Company; Frontier Corporation and
Telephone & Data Systems, Inc.

                          MANAGEMENT CONTINUITY PLAN

      Chorus has severance pay agreements ("Agreements") with certain key employees including Messrs. Voeks, Hopeman and Londo. The purpose of the Agreements is to encourage the executive officers to continue to carry out their duties in the event of the possibility of a change in control of the Company.

      Benefits are payable under the Agreements only if a change in control has occurred and within three years after such change the executive's employment is terminated: (a) by the Company or its successor for reasons other than "cause"; or (b) voluntarily by the executive for "good reason," in each case as defined in the Agreements. The principal benefit under the Agreement is a lump-sum payment equal to 2.99 times the executive's annual compensation. The agreements for Messrs. Voeks, Hopeman and Londo are dated December 3, 1998. Each agreement terminates after three years but is automatically extended on an annual basis unless either the Company or the respective employee gives a written notice of cancellation of such automatic extension.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                       SECURITY OWNERSHIP OF MANAGEMENT

      At January 1, 2000, each director or nominee and each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group beneficially owned common stock of the Company as listed in the following table. To our knowledge, no shareholder owned 5 percent or more of the Company's outstanding common stock as of January 1, 2000.

                                           SHARES                PERCENT
NAME OF BENEFICIAL OWNER              BENEFICIALLY OWNED         OF CLASS
   Carrie L. Bennett-Barndt                  940<F1>               0.0%
   Howard G. Hopeman                      15,318<F2>               0.3%
   Darold J. Londo                            93                   0.0%
   Charles Maulbetsch                     53,000<F2>               1.0%
   Harold L. (Lee) Swanson                16,500<F2>               0.3%
   Douglas J. Timmerman                   68,421<F3>               1.3%
   Dean W. Voeks                           6,968<F2><F4>           0.1%
All directors or nominees and
executive officers as a group
(10 persons)                             161,874                   3.0%

<F1>
Includes 440 shares of Common Stock held by a corporation in which Ms. Bennett-Barndt has a pecuniary interest and voting and investment power.

<F2>
Includes 10,488, 1,000, 11,030, and 2,074 shares of Common STock in self-directed Individual Retirement Accounts, to which Messrs. Hopeman, Maulbetsch, Swanson and Voeks, respectively, have voting and investment power.

<F3>
Includes 45,424 shares of Common Stock in a family partnership and 22,829 shares of Common Stock in a family trust in which Mr. Timmerman has a pecuniary interest and voting and investment power; and 168 shares of Common Stock in custodial ownership form in which Mr. Timmerman has voting and investment power.

<F4>
Includes 300 shares of Common Stock in a Supplemental Retirement Plan to which Mr. Voeks has voting and investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a)   1.   CONSOLIDATED FINANCIAL STATEMENTS
           See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

      2.   FINANCIAL STATEMENTS SCHEDULE
           Schedule II - Valuation and Qualifying Accounts
           All other schedules are omitted because of the absence of conditions under which they are required.

      3.   EXHIBITS

           Exhibits filed (or to be filed) as a part of this Form 10-K Annual Report are as follows:

                EXHIBIT NUMBER                   DESCRIPTION
                     12            Computation of Ratio of Earnings to Fixed
                                   Charges
                     21            Subsidiaries of the Registrant
                     23.1          Consent of Deloitte & Touche LLP,
                                   Independent Auditors
                     23.2          Consent of Kiesling Associates, LLP,
                                   Independent Certified Public Accountants
                     27            Financial Data Schedule

                EXHIBITS INCORPORATED BY REFERENCE

                3(i) Articles of Incorporation (incorporated by reference to
                     Form
                     8-12G, reporting under Exchange Act Section 12(g), filed on December 2, 1997, file No. 000-23443).

                3(ii)By-laws (incorporated by reference to Form 10-K,
                     reporting under Exchange Act Section 12(g), filed on March 30, 1999, file no. 000-23443).

      (b)   REPORTS ON FORM 8-K
      On December 6, 1999 the Company announced that the Board of Directors had approved the Company's repurchase, at Management's discretion, of up to ten-percent of its outstanding common stock, effective immediately.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHORUS COMMUNICATIONS GROUP, LTD.
                (Registrant)

Date: March 30, 2000                By /s/ Dean W. Voeks
                                    Dean W. Voeks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Dean W. Voeks              President, Chief Executive     March 30, 2000
Dean W. Voeks                  Officer and Director
                               (Principal Executive Officer)

/s/ Howard G. Hopeman          Executive Vice-President,      March 30, 2000
Howard G. Hopeman              Chief Financial Officer
                               And Treasurer
                               (Principal Financial
                               and Accounting Officer)

/s/ Charles Maulbetsch         Director                       March 30, 2000
Charles Maulbetsch

/s/ Harold L. (Lee) Swanson    Director                       March 30, 2000
Harold L. (Lee) Swanson



The above signatures include a majority of the signatures of the Board of Directors.

               Schedule II - Valuation and Qualifying Accounts

                       CHORUS COMMUNICATIONS GROUP, LTD.


                                (In Thousands)

                               BALANCES AT                            BALANCE
                               BEGINNING      CHARGED TO              AT END
DESCRIPTION                    OF PERIOD      EXPENSES     WRITEOFFS  OF PERIOD
1997
Allowance for uncollectible
     accounts                    11            75            75        11
Inventory reserves              168            67                     235


1998
Allowance for uncollectible
     accounts                    11           214           161        64
Inventory reserves              235            66            26       275


1999
Allowance for uncollectible
     accounts                    64           631           246       449
Inventory reserves              275           559                     834