Form 10-Q
period 2000-03-31
CHORUS COMMUNICATIONS GROUP LTD
filed 2000-05-12
CIK 1034668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


      For Quarter ended March 31, 2000 Commission file number 333-23435



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


As of May 1, 2000, there were 5,372,013 shares of Common Stock outstanding.

                      CHORUS COMMUNICATIONS GROUP, LTD.
                       1ST QUARTER REPORT ON FORM 10-Q


                                   INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
                Consolidated Balance Sheets -
                    March 31, 2000 and December 31, 1999

                Consolidated Statements of Income -
                    Three Months Ended March 31, 2000 and 1999

                Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2000 and 1999

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

                                    PART 1

                            FINANCIAL INFORMATION

Item 1. Financial Statements


                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,     DECEMBER 31,
ASSETS                                                  2000            1999
In Thousands
CURRENT ASSETS

    Cash and cash equivalents                         $   1,763     $   4,078
    Temporary investments                                   800           800
    Accounts receivable
       Due from customers                                 4,891         5,354
       Other, principally connecting
       companies                                          1,650         1,625
    Inventories                                           1,770         1,829
    Other                                                 1,844         1,825
       Total Current Assets                              12,718        15,511


PROPERTY, PLANT AND EQUIPMENT, Net                       50,038        47,221

CELLULAR LIMITED PARTNERSHIP INTERESTS                    3,715         3,715

PERSONAL COMMUNICATION SERVICES LICENSE                   3,748         3,748

GOODWILL, Net of accumulated amortization of
      $336 and $297, respectively                         1,178         1,217

OTHER                                                     1,434         1,543



   TOTAL ASSETS                                       $  72,831     $  72,955








                                 (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                     2000            1999
In Thousands Except For Share Amounts
CURRENT LIABILITIES

    Current maturities of long-term debt              $   1,210     $   1,333
    Notes payable to banks                                3,459         4,726
    Accounts payable                                      4,358         2,531
    Accrued expenses                                      2,225         2,557
    Other                                                   792           638
       Total Current Liabilities                         12,044        11,785

LONG-TERM DEBT                                           23,920        24,217

DEFERRED INCOME TAXES                                     3,690         3,707

OTHER LIABILITIES                                         1,924         1,927
       Total Liabilities                                 41,578        41,636

MINORITY INTEREST                                           371           377

SHAREHOLDERS' EQUITY
    Common stock, no par value;
    authorized 25 million shares;
    issued 5,415,288 shares                              14,791        14,791
    Less treasury stock at cost; 44,668
    and 41,880 shares respectively                         (764)         (717)

    Retained earnings                                    16,855        16,868
        Total Shareholders' Equity                       30,882        30,942

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  72,831     $  72,955






See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED
                                                          MARCH 31,   MARCH 31,
                                                            2000         1999
In Thousands Except For Per Share Data
REVENUES AND SALES
   Local exchange carrier services                    $   6,766     $   6,449
   System sales and services                              2,024         3,088
   Other services and sales                               3,067         2,119
      Total Revenues and Sales                           11,857        11,656

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                     1,543         2,328
   Cost of services                                       2,919         2,157
   Selling, general & administrative                      3,937         3,794
   Depreciation & amortization                            1,657         1,402
      Total Operating Costs and Expenses                 10,056         9,681

OPERATING INCOME                                          1,801         1,975

   Other income                                              82            74
   Interest expense                                        (511)         (423)
   Minority interest                                          6            (2)

INCOME BEFORE INCOME TAXES                                1,378         1,624

INCOME TAX EXPENSE                                          535           624

NET INCOME                                            $     843     $   1,000

BASIC AND DILUTED EARNINGS PER SHARE                  $     .16     $     .18

Average common shares outstanding                         5,373         5,409

Dividends per share                                   $    .160     $    .155








See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                       CHORUS COMMUNICATIONS GROUP, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                          MARCH 31,    MARCH 31,
                                                            2000         1999
In Thousands
OPERATIONS
   Net income                                         $     843     $   1,000
   Adjustments to reconcile net income
   to net cash from operations:
      Depreciation and amortization                       1,657         1,402
      Deferred income taxes                                 (17)          (17)
      Provision for uncollectible accounts                  (16)          (14)
      Changes in current assets and
      current liabilities excluding
      effects of acquisitions:
         Receivables                                        454           392
         Inventories                                         59            (7)
         Payables                                         1,827           124
         Accrued expenses                                  (332)          147
   Other                                                    235           205
      Net cash from operations                            4,710         3,232

INVESTING
   Capital expenditures                                  (4,476)       (1,467)
   Personal Communication Services license                    -           (41)
   Net decrease in short-term investments                     -           100
   Other                                                     41            10
      Net cash used in investing                         (4,435)       (1,398)

FINANCING
   Net repayment of short-term bank notes                (1,267)       (2,414)
   Long-term debt repaid                                   (420)         (341)
   Sale of common stock                                       -            36
   Sale of treasury stock under employee stock plan          28             -
   Purchase of treasury stock                               (75)            -
   Dividends paid                                          (856)         (838)
      Net cash used in financing                         (2,590)       (3,557)

Decrease in cash and cash equivalents                    (2,315)       (1,723)

Cash and cash equivalents:
   Beginning of period                                    4,078         5,327
   End of period                                      $   1,763     $   3,604

Cash paid during the period:
   Interest                                           $     519     $     437
   Income tax                                         $     262     $     252
See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 2000.


2.    OPERATING SEGMENTS

      Chorus organizes its business into two reportable segments: local exchange carrier (LEC) services and system sales and services. The LEC services segment provides telephone and data services to customers in local exchanges located in Southern Wisconsin. The system sales and services segment sells, installs and services business telephone systems and computer networks. Prior to 2000, this segment also sold and serviced personal desktop computers. Chorus also has operations in directory publishing, long distance, CLEC, and Internet services that do not meet the quantitative thresholds for reportable segments.

(In Thousands)          LOCAL EXCHANGE    SYSTEM SALES
                            CARRIERS       and SERVICES     OTHER       TOTAL
MARCH 31, 2000
Revenues and sales
      External customers     $ 6,766        $ 2,024        $ 3,067    $ 11,857
      Intersegment               348             58            407         813
Segment profit (loss)          1,573           (536)          (194)        843



MARCH 31, 1999

Revenues and sales
      External customers     $ 6,449        $ 3,088        $ 2,119    $ 11,656
      Intersegment               200              0            315         515
Segment profit                 1,265           (266)            30       1,029

3.    CONTINGENCIES

      As described in the Company's Form 10-K for the year ended December 31, 1999, an industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. There has been no change in the status of this controversy as of the date of this report.


4.    RECLASSIFICATION

      Certain amounts previously reported for prior periods have been reclassified to conform to the 2000 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

OVERVIEW

Revenues for Chorus Communication Group, Ltd. and its subsidiaries (Chorus or the Company) increased $0.2 million for the first quarter of 2000 as compared to the first quarter of 1999. The increase was primarily due to growth in the Company's LEC and Internet operating revenues, offset by a decline in personal desktop computer sales.

Operating costs and expenses increased $0.4 million for the first quarter of 2000 as compared to the first quarter of 1999. This was primarily due to costs incurred in servicing the Company's growing Internet subscriber base and general growth of supporting corporate operations offset by a decline in cost of goods sold in the Company's system sales and services segment.

Interest expense for the first quarter of 2000 was $0.1 million higher than the comparable time period in 1999. This was a result of the Company's increased utilization of its short-term lines of credit during 2000 to meet its investing and financing needs. Additionally, due to management's consideration of the sale of its PCS license, interest related to the PCS license is being expensed, whereas prior to 2000, these costs had been capitalized as a part of the license.

As a result of the above, Chorus' reported net income decreased 16% to $0.8 million for the quarter ended March 31, 2000, as compared to the same period in 1999.

RESULTS OF OPERATIONS OF THE BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services and system sales and services.

LOCAL EXCHANGE CARRIER SERVICES

LEC services provide telephone and data services to customers in local
exchanges located in Southern Wisconsin.   LEC services operating income
consisted of the following:

                                          FOR THE QUARTER ENDED MARCH 31,
                                               2000          1999
In Thousands
Revenues and Sales                           $7,114        $6,649

Operating Costs and Expenses                  4,392         4,375
LEC Services Operating Income                 2,722         2,274
Intercompany Eliminations                       (49)          (27)

Operating Income                             $2,673        $2,247


LEC services revenues are derived from local network services, network access, and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated service areas.

Local service revenues increased $0.3 million for the first quarter of 2000 as compared to the similar period in 1999. This was principally due to the growth in access lines and services offered.

Network access revenues are based on fees charged to exchange carriers that use the LECs' local network to provide long distance service to their customers. For the first quarter of 2000, access revenues remained level with that of the first quarter of 1999.

Other services revenues increased $0.2 million primarily due to increases in intercompany occupancy and equipment rents.

Operating costs and expenses were level for the first quarter of 2000 as compared to the same time period in 1999.

SYSTEM SALES AND SERVICES

This segment sells, installs and services business telephone systems and computer networks. Prior to 2000, this segment also sold and serviced personal desktop computers.

System sales and services operating income consisted of the following:

                                               FOR THE QUARTER ENDED MARCH 31,
                                                     2000          1999
In Thousands
Revenues and Sales                                 $2,082        $3,088

Operating Costs and Expenses                        2,967         3,500

System Sales & Services Operating Loss               (885)         (412)
Intercompany Eliminations                             156            72

Operating Loss                                     $ (729)       $ (340)


The decline in revenues of $1.0 million in the first quarter of 2000 as compared to the similar period in 1999 was primarily due to the Company's elimination of personal desktop computers from the Company's sales offerings. While the decision to leave this market resulted in lower revenues, it also resulted in an improvement in gross profit percentage by 4.4%.

Operating costs and expenses decreased $0.5 million in the first quarter of 2000 as compared to the same period in 1999. This was due to lower cost of goods sold related to the lower sales volume and improved gross profit percentage noted above, partially offset by an increase in selling and internal operating expenses.

OTHER SERVICES AND SALES

Other services and sales include operations from long distance, Internet, competitive local exchange carrier and directory publishing operations. Other services and sales operating income consisted of the following:


                                          FOR THE QUARTER ENDED MARCH 31,
                                               2000          1999
In Thousands
Revenues and Sales                           $3,474        $2,434

Operating Costs and Expenses                  3,510         2,321


Other Services & Sales Operating Income         (36)          113
Intercompany Eliminations                      (107)          (45)
Operating (Loss) Income                      $ (143)       $   68

Revenues from other services and sales increased $1.0 million in the first quarter of 2000 as compared to the first quarter of 1999. Inter-company directory publishing revenues accounted for $0.6 million of the increase.
The remainder of the revenue growth was primarily related to an rate increase of $3.00 per month (to $12.95) on the Company's predominate Internet plan offering, as well as an growth in the number of Internet subscribers served.

Operating costs and expenses from other services and sales segment increased $1.2 million. This was primarily the result of increased costs necessary to service the growth in number of the Company's Internet subscribers as well as additional costs directly associated with the increase in publishing revenues.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, repurchase of Company stock, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first quarter of 2000 was $4.7 million.


INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first quarter of 2000 were $4.5 million.

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


FINANCING ACTIVITIES

During the first quarter of 2000, Chorus repaid $0.4 million of long-term debt and $1.3 million of short-term debt.

In 1999, the Company's Board of Directors authorized management to repurchase shares of Chorus common stock in the open market or through private transactions. Through May 1, 2000 the Company repurchased 46,318 shares for $0.8 million, with 3,042 shares being subsequently reissued in 2000 under the Company's Employee Stock Ownership Plan. Management has the authority to repurchase approximately 494,000 additional shares, with no definite timetable.

It is anticipated that the capital requirements for Chorus' construction programs, maturity and retirement of long-term debt, repurchase of Company stock, dividend payments and investments will be provided for with cash flow from operating activities and the issuance of debt.

At April 30, 2000, Chorus has available unused lines-of-credit of $6.3 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, competition could have a negative impact on Chorus' future operations and cash flows.


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

The following important factors, along with those discussed elsewhere in this report and other reports issued by the Company, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements. Materially adverse changes in economic conditions in the markets served by us; material changes in available technology; federal, state and local regulatory and judicial decisions and
proceedings,    pertaining to, among other matters, the terms of
interconnection, access charges, universal service, and unbundled network element and resale rates; the extent, timing, success, and overall effects of competition from others in the markets we currently serve; and the timing and profitability of our entry into new internet and competitive local exchange markets.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not have market exposure relating to foreign currency exchange rates or derivative financial instruments. Additionally, the Company is not exposed to material earnings, cash flow or changes in fair value exposures from changes in interest rates on its long-term obligations.

                                   PART II.

                              OTHER INFORMATION


Item 1.  Legal Proceedings

The company is not involved in or aware of any material pending legal proceeding as of May 1, 2000.

Item 2.  Changes in Securities

      a. On March 22, 2000, the Company's Board of Directors approved a Shareholders Rights Agreement. The agreement is designed to protect the shareholders in the event of the Company and/or its shareholders are confronted with coercive and unfair takeover tactics. For a full description of the additional rights provided to the shareholders, refer to Form 8-K filed by the Company on April 5, 2000 and hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held April 26, 2000. At the meeting Harold L. (Lee) Swanson was elected to serve as company director for a three-year term:

                                                       FOR           WITHHELD
The number of shares cast were as follows:          3,975,517.252  213,292.180


Directors of the Company who are continuing their terms are Carrie L. Bennett-Barndt, Charles Maulbetsch, Douglas J. Timmerman and Dean W. Voeks.

Additionally at the annual meeting, the shareholders approved the Chorus Communications Group, Ltd. Stock Incentive Plan. The number of shares cast were as follows:

                                   FOR             AGAINST           ABSTAIN

                              2,850,181.668       798,811.764         539,816


Item 6.  Exhibits and Reports on Form 8-K

(a)    List of Exhibits

      3(i) Articles of Incorporation (incorporated by reference to Form 8-12G, reporting under Exchange Act Section 12(g), filed on December 2, 1997, File No. 000-23443)

      3(ii) By-Laws (incorporated by reference to Form 10-K, reporting under Exchange Act Section 12(g), filed on March 30, 1999, File No. 000-23443)

      (27)   Financial Data Schedule

(b)  Reports on Form 8-K
     On April 5, 2000, the Company announced that its Board of Directors had approved the Chorus Communications Group, Ltd's Stockholders Rights Agreement.

      On April 28, 2000, the Company filed a report announcing the results of the votes held at the annual meeting. It also announced its intention to have the Company's stock listed on NASDAQ in the near future. Additionally, the Company announced that it continues to pursue its stock buyback program, having repurchased less than 1% of the outstanding stock as of the date of the form 8-K filing.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CHORUS COMMUNICATIONS GROUP, LTD.
                                    (Registrant)

Date:  May 12, 2000     /s/DEAN W. VOEKS
                        Dean W. Voeks
                        President, Chief Executive Officer and Director

Date:  May 12, 2000     /s/HOWARD G. HOPEMAN
                        Howard G. Hopeman
                        Executive Vice-President, Chief Financial Officer,
                        and Treasurer