Form 10-Q
period 2000-06-30
CHORUS COMMUNICATIONS GROUP LTD
filed 2000-08-14
CIK 1034668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


       For Quarter ended June 30, 2000 Commission file number 333-23435



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


As of August 1, 2000, there were 5,373,596 shares of Common Stock outstanding.

                      CHORUS COMMUNICATIONS GROUP, LTD.
                       2ND QUARTER REPORT ON FORM 10-Q


                                   INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
                Consolidated Balance Sheets -
                    June 30, 2000 and December 31, 1999

                Consolidated Statements of Income -
                    Three and Six Months Ended June 30, 2000 and 1999

                Consolidated Statements of Cash Flow -
                    Six Months Ended June 30, 2000 and 1999

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

                                    PART 1

                            FINANCIAL INFORMATION

Item 1. Financial Statements


                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
ASSETS                                                    2000          1999
In Thousands
CURRENT ASSETS


    Cash and cash equivalents                         $   1,780     $   4,078
    Temporary investments                                   800           800
    Accounts receivable
       Due from customers                                 4,026         5,354
       Other, principally connecting
       companies                                          2,190         1,625
    Inventories                                           2,015         1,829
    Other                                                 2,041         1,825
       Total Current Assets                              12,852        15,511


PROPERTY, PLANT AND EQUIPMENT, Net                       51,444        47,221

CELLULAR LIMITED PARTNERSHIP INTERESTS                    3,715         3,715

PERSONAL COMMUNICATION SERVICES LICENSE                   3,748         3,748

GOODWILL, Net of accumulated amortization of
      $376 and $297, respectively                         1,138         1,217

OTHER                                                     1,661         1,543



TOTAL ASSETS                                          $  74,558     $  72,955


                                  (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                         CONSOLIDATED BALANCE SHEETS



                                                        June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                      2000          1999
In Thousands Except For Share Amounts
CURRENT LIABILITIES

    Current maturities of long-term debt              $   1,573     $   1,333
    Notes payable to banks                                8,791         4,726
    Accounts payable                                      2,048         2,531
    Accrued expenses                                      1,674         2,557
    Other                                                   839           638
       Total Current Liabilities                         14,925        11,785

LONG-TERM DEBT                                           23,521        24,217

DEFERRED INCOME TAXES                                     3,672         3,707

OTHER LIABILITIES                                         1,959         1,927
       Total Liabilities                                 44,077        41,636

MINORITY INTEREST                                           361           377

SHAREHOLDERS' EQUITY
    Common stock, no par value;
    authorized 25 million shares;
    issued 5,415,288 shares                              14,788        14,791
    Less treasury stock at cost; 43,275
    and 41,880 shares respectively                         (740)         (717)
    Retained earnings                                    16,072        16,868
       Total Shareholders' Equity                        30,120        30,942

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  74,558     $  72,955


See Notes to Consolidated Financial Statements


                                  (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF INCOME


                                      Three Months Ended      Six Months Ended
                                       June 30,  June 30,    June 30,   June 30,
                                         2000      1999        2000      1999
In Thousands Except For Per Share Data
REVENUES AND SALES
   Local exchange carrier services    $ 6,305    $ 6,574    $ 13,071  $ 13,023
   System sales and services            1,858      2,688       3,882     5,776
   Other services and sales             2,939      2,285       6,006     4,404
      Total Revenues and Sales         11,102     11,547      22,959    23,203

OPERATING COSTS AND EXPENSES
   Cost of goods sold                   1,448      2,158       2,991     4,486
   Cost of services                     2,652      2,284       5,571     4,441
   Selling, general & administrative    4,527      3,673       8,464     7,467
   Depreciation & amortization          1,683      1,498       3,340     2,900
      Total Operating Costs
      and Expenses                     10,310      9,613      20,366    19,294

OPERATING INCOME                          792      1,934       2,593     3,909

   Other income                            11        308          93       382
   Interest expense                      (614)      (435)     (1,125)     (858)
   Minority interest                       10          1          16        (1)

INCOME BEFORE INCOME TAXES                199      1,808       1,577     3,432
   Income tax expense                     118        720         653     1,344

NET INCOME                            $    81    $ 1,088     $   924   $ 2,088

BASIC AND DILUTED EARNINGS PER SHARE  $   .01    $   .21     $   .17   $   .39

Average common shares outstanding       5,372      5,411       5,372     5,410

Dividends per share                   $   .16    $  .155     $   .32   $   .31









See Notes to Consolidated Financial Statements

                                 (UNAUDITED)

                      CHORUS COMMUNICATIONS GROUP, LTD.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                           June 30,    June 30,
                                                             2000        1999
In Thousands
OPERATIONS
   Net income                                         $     924     $   2,088
   Adjustments to reconcile net income
   to net cash from operations:
      Depreciation and amortization                       3,340         2,900
      Deferred income taxes                                 (35)           34
      Provision for uncollectible accounts                  (43)           (2)
      Changes in current assets and
      current liabilities:
         Receivables                                        806           542
         Inventories                                       (186)          (32)
         Payables                                          (483)          (66)
         Accrued expenses                                  (883)          843
   Other                                                    146          (211)
      Net cash from operations                            3,586         6,096

INVESTING
   Capital expenditures                                  (7,540)       (3,191)
   Personal Communication Services license                    -           (82)
   Net decrease in short-term investments                     -           200
   Other                                                     56            (5)
      Net cash used in investing                         (7,484)       (3,078)

FINANCING
   Net borrowing (repayment) of short-term bank notes     4,065        (2,291)
   Long-term debt issued                                  5,000             -
   Long-term debt repaid                                 (5,719)         (560)
   Sale of common stock                                       -            64
   Sale of treasury stock under employee stock plan          49             -
   Purchase of treasury stock                               (75)            -
   Dividends paid                                        (1,720)       (1,677)
      Net cash provided (used) in financing               1,600        (4,464)

Decrease in cash and cash equivalents                    (2,298)       (1,446)

Cash and cash equivalents:
   Beginning of period                                    4,078         5,327
   End of period                                      $   1,780     $   3,881

Cash paid during the period:
   Interest                                           $   1,184     $     863
   Income tax                                         $     742     $   1,102

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

      In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The results for the six months ended June 30, 2000 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 2000.


2.    OPERATING SEGMENTS

      Chorus organizes its business into three reportable segments: local exchange carrier (LEC) services, system sales and services and Internet services. The LEC services segment provides telephone and data services to customers in local exchanges located in Southern
      Wisconsin. The system sales and services segment sells, installs and services business telephone systems, and computer networks. Prior to 2000, this segment also sold and serviced personal desktop computers. The Company's Internet segment provides dial up and dedicated Internet services to subscribers in Southern Wisconsin. Chorus also has operations in directory publishing, long distance and competitive local exchange services (CLEC), that do not meet the quantitative thresholds for reportable segments.

      Due to continued growth, the Company's Internet operations have met the requirements for a reportable segment in accordance with Statement of Financial Accounting Standard Number 131, "Disclosures About Segments of an Enterprise and Related Information". Accordingly, previously reported segment information has been restated to reflect the current presentation.


(In Thousands)                   Three Months Ended         Six Months Ended
                                June 30,     June 30,      June 30,   June 30,
                                  2000         1999          2000       1999
LEC Services

Revenues and sales
  External customers            $ 6,305     $ 6,574       $ 13,071    $ 13,023
  Intersegment                      413         124            761         324
Segment profit                    1,211       1,540          2,784       2,805


System Sales and Services

Revenues and sales
  External customers           $  1,858    $  2,688       $  3,882    $  5,776
  Intersegment                       13           -             71           -
Segment (loss)                     (667)       (424)        (1,203)       (690)


Internet

Revenues and sales
  External customers           $  1,324    $  1,050       $  2,628    $  2,006
  Intersegment                       17           -             17           -
Segment profit (loss)               (76)         39           (131)         68


Other

Revenues and sales
  External customers           $  1,615    $  1,235       $  3,378    $  2,398
  Intersegment                      312         337            719         652
Segment (loss)                     (387)        (67)          (526)        (95)


Total

Revenues and sales
  External customers           $ 11,102    $ 11,547       $ 22,959    $ 23,203
  Intersegment                      755         461          1,568         976
Segment profit                       81       1,088            924       2,088


3. On June 30, 2000, registered subordinate debentures of $5 million were retired by the Company. Funds for the retirement were provided by long-term financing by the Rural Telephone Finance Cooperative (RTFC). Terms of the debt call for quarterly payments through 2012 with a variable interest rate based upon RTFC's cost of funds, which at June 30, 2000 was 8.05%. Additionally as a condition of the loan, the Company purchased additional Subordinate Capital Certificates of $263,000.

4. On April 27, 2000, the Company granted 52,600 stock options in connection with its Stock Incentive Plan. The Plan is to provide incentives and rewards to employees. There are 500,000 shares of Common Stock authorized for this plan.

      The 52,600 stock options described above were not included in the computation of diluted earnings per share because including them would have been antidilutive.

5.    CONTINGENCIES

      As described in the Company's Form 10-K for the year ended December 31, 1999, an industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. There has been no change in the status of this controversy as of the date of this report.

6.   RECLASSIFICATION

      Certain amounts previously reported for the prior year have been reclassified to conform to the 2000 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

OVERVIEW

Revenues for Chorus Communications Group, Ltd. and its subsidiaries (Chorus or the Company) decreased $0.4 million and $0.2 million for the three and six months ended June 30, 2000 as compared to similar periods in 1999. The decrease was primarily due to the decision to eliminate personal desktop computers from the Company's sales offerings, offset by increases in the Company's Internet, CLEC and long distance operating revenues.

Operating costs and expenses increased $0.7 million and $1.1 million for the three and six months ended June 30, 2000 as compared to similar periods in 1999. This was primarily due to costs incurred in servicing the Company's growing Internet subscriber base, costs associated with expanding the Company's CLEC operations and general growth of supporting corporate operations. These increases were partially offset by a decline in cost of goods sold related to the decline in the Company's system sales and services revenues.

Other income was $0.3 million lower for the three months and six months ended June 30, 2000 as compared to similar periods in 1999, due to a receipt in 1999 of a partnership distribution relating to the Company's cellular limited partnership interest.

Interest expense for the three and six months ended June 30, 2000 was $0.2 and $0.3 million higher than comparable periods in 1999. This was the result of the Company's increased utilization of its short-term lines of credit during 2000 to meet its investing and financing needs. Additionally due to management's consideration of the sale of its PCS license, interest related to the PCS license is being expensed, whereas prior to 2000, these costs had been capitalized.

As a result of the above, Chorus' net income decreased $1.0 and $1.2 million for the three and six months ended June 30, 2000 as compared to similar periods in 1999.


RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services, system sales and services and Internet services.

LOCAL EXCHANGE CARRIER SERVICES

LEC services provide telephone and data services to customers in local
exchanges located in Southern Wisconsin.   LEC services operating income
consisted of the following:

(In Thousands)                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                  2000        1999           2000        1999
Revenues and Sales             $  6,718     $ 6,698       $ 13,832   $  13,347
Operating Costs and Expenses      4,439       4,231          8,831       8,606
LEC Services Operating Income     2,279       2,467          5,001       4,741
Intercompany Eliminations          (237)         65           (286)         38

Operating Income               $  2,042     $ 2,532       $  4,715    $  4,779


LEC services revenues are derived from local network services, network access, and other services.

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated service areas. Local service revenues remained level for the three months ended June 30, 2000 as compared to the same time period in 2000. For the six months ended June 30, 2000, as compared to similar time period in 1999, revenues increased $0.3 million. This was principally due to an increase in residential rates, an increase in the number of residential subscribers and an increase in enhanced services provided, partially offset by a decrease in business subscribers and revenues caused by competition.

Network access revenues are based on fees charged to exchange carriers that use the LEC's local network to provide long distance service to their customers. Networks access revenues decreased $0.1 million for the three and six months ended June 30, 2000 as compared to similar periods in 1999. This was due to a 4.6% decline in minutes of use.

Operating costs increased 4.9% and 2.6% for the three and six month periods ended June 30, 2000, due to general growth in operations.

SYSTEM SALES AND SERVICES

This segment sells, installs and services business telephone systems and computer networks. Prior to 2000, this segment also sold and serviced personal desktop computers.

System sales and services operating income consisted of the following:

(In Thousands)                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                  2000        1999           2000        1999
Revenues and Sales            $   1,871    $  2,688       $  3,953    $  5,776
Operating Costs and Expenses      2,750       3,357          5,717       6,857
System Sales and Services
  Operating (Loss)                 (879)       (669)        (1,764)     (1,081)
Intercompany Eliminations           212          77            368         149
Operating (Loss)              $    (667)   $   (592)      $ (1,396)    $  (932)

The decline in revenues of $0.8 million and $1.8 million for the three and six months ended June 30, 2000 as compared to similar periods in 1999 were due to the Company's elimination of personal desktop computers from the Company's sales offerings.

Operating costs and expenses decreased $0.6 million and $1.1 million for the three and six month periods ended June 30, 2000 as compared to similar periods in 1999. The decrease was primarily due to lower cost of goods sold resulting from the decline in sales noted above, partially offset by an increase in selling, general and administrative costs.

INTERNET

This segment provides dial up and dedicated Internet services to subscribers in Southern Wisconsin. Internet operating revenues consisted of the following:


(In Thousands)                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                 JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                   2000        1999           2000        1999
Revenues and Sales             $  1,341    $  1,050       $  2,645    $  2,006
Operating Costs and Expenses      1,374         920          2,727       1,812
Internet Operating
 Income (Loss)                      (33)        130            (82)        194
Intercompany Eliminations           (17)         -             (17)         -
Operating Income (Loss)        $    (50)   $    130       $    (99)   $    194

Internet revenues increased $0.3 million and $0.6 million for the three and six months ended June 30, 2000 as compared to similar periods in 1999. Approximately 50% of the increase was the result of a $3 monthly rate increase on dial up accounts which went into effect in September of 1999. The remaining 50% was due to a 17% increase in the number of subscribers served.

Operating costs and expenses increased $0.5 million and $0.9 million for the three and six month periods ended June 30, 2000 as compared to similar periods in 1999. This was primarily the result of increased costs necessary to service the growth in the number of the Company's Internet subscribers, as well as costs associated with expanding service.

OTHER SERVICES AND SALES

Other services and sales include operations from long distance, competitive local exchange carrier and directory publishing operations. Other services and sales operating income consisted of the following:

(In Thousands)                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                  2000        1999           2000        1999
Revenues and Sales             $  1,927    $  1,572       $  4,097    $  3,050
Operating Costs and Expenses      2,502       1,566          4,659       2,995
Other Services and Sales
  Operating Income (Loss)          (575)          6           (562)         55
Intercompany Eliminations            42        (142)           (65)       (187)
Operating (Loss)               $   (533)   $   (136)      $   (627)   $   (132)



Revenue from other services and sales increased $0.4 million and $1.0 million for the three and six months ended June 30, 2000, as compared to the same time period in 1999. The increase for the three month period was related an $0.2 million increase in CLEC revenues as well as a $0.1 million increase in long distance revenues. The increase for the six month period included the above plus an increase of $0.6 million in intercompany directory publishing revenues.

Operating costs and expenses increased $0.9 million and $1.7 million for the three and six month periods ended June 30, 2000 as compared to similar periods in 1999. For the three months ended June 30, 2000, this was due to costs incurred relating to expanding the Company's CLEC and long distance operations. Additionally, the six month period included costs associated with the increase in publishing revenues.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, repurchase of Company stock, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first six months of 2000 was $3.6 million.

INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first six months of 2000 were $7.5 million.

The Company owns 75% of PCS Wisconsin, LLC (PCS-WI). PCS-WI was granted a personal communications services (PCS) license from the Federal Communications Commission in April of 1997 which allows it to construct and operate a PCS network in ten counties in Southern Wisconsin. Under the terms of the license there must be a 25% buildout within five years. Buildout would require substantial capital and operating expenditures in a highly competitive market. Management is currently considering various opportunities with regard to buildout, partnering with established wireless providers and/or the sale of the license.


FINANCING ACTIVITIES

On June 30, 2000, registered subordinate debentures of $5 million were retired by the Company. Funds for the retirement were provided by long-term financing by the Rural Telephone Finance Cooperative (RTFC). Terms of the debt call for quarterly payment through 2012 with a variable interest rate based upon RTFC's cost of funds, which at June 30, 2000 was 8.05%. As a condition of the loan, the Company purchased additional Subordinate Capital Certificates of $263,000.

In addition to the above financing activities, Chorus borrowed a net $4.1 million of short-term debt, while repaying $0.7 million on other long-term debt during the first six months of 2000.

In 1999, the Company's Board of Directors authorized management to repurchase shares of Chorus common stock in the open market or through private transactions. Through August 1, 2000 the Company repurchased 46,318 shares for $0.8 million, with 4,626 shares being subsequently reissued in 2000 under the Company's Employee Stock Ownership Plan. Management has the authority to repurchase approximately 494,000 additional shares, with no definite timetable.

It is anticipated that the cash requirements for Chorus' construction programs, retirement of long-term debt, repurchase of Company stock, dividend payments and investments will be provided for with cash flow from operating activities and the issuance of debt. Competition and lower earnings may have a negative impact on Chorus' future operations and cash flows.

At July 30, 2000, Chorus has available unused lines-of-credit of $3.9 million.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K, and future oral and written statements by the Company and its management may include statements that are based on our estimates and assumptions, and are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "expects" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has debt financial instruments that are sensitive to changes in interest rates. The interest rate on the Company's short-term debt is variable and is tied to London Interbank Offered Rate and prime, while the interest rate on its long-term variable interest debt is tied to the Rural Telephone Finance Cooperatives cost of funds. Market risk is defined as the potential decrease in annual earnings resulting from a hypothetical increase of 10% in the interest rates. Such an increase in rates would result in approximately $0.1 million reductions in earnings. To manage this risk, the Company has maintained a mixture of both variable and fixed interest debt.

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


                         CHORUS COMMUNICATIONS GROUP, LTD.
                                    (Registrant)

Date:  August 14, 2000  Dean W. Voeks
                        Dean W. Voeks
                        President, Chief Executive Officer and Director

Date:  August 14, 2000  Howard G. Hopeman
                        Howard G. Hopeman
                        Executive Vice-President, Chief Financial Officer and Treasurer