Form 10-Q
period 2000-09-30
CHORUS COMMUNICATIONS GROUP LTD
filed 2000-11-14
CIK 1034668

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


     For Quarter ended September 30, 2000 Commission file number 333-23435



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


As of November 1, 2000, there were 5,374,726 shares of Common Stock outstanding.

                       CHORUS COMMUNICATIONS GROUP, LTD.
                        3RD QUARTER REPORT ON FORM 10-Q


                                    INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
               Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999

                Consolidated Statements of Income -
                   Three and Nine Months Ended September 30, 2000 and 1999

               Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999

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

                                    PART 1

                             FINANCIAL INFORMATION

Item 1. Financial Statements


                       CHORUS COMMUNICATIONS GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS



                                           September 30,  December 31,
ASSETS                                         2000          1999
In Thousands


CURRENT ASSETS


    Cash and cash equivalents             $   1,652     $   4,078
    Temporary investments                       100           800
    Accounts receivable
       Due from customers                     4,430         5,354
       Other, principally connecting
       companies                              2,662         1,625
    Inventories                               1,763         1,829
    Other                                     2,161         1,825
       Total Current Assets                  12,768        15,511


PROPERTY, PLANT AND EQUIPMENT, Net           54,916        47,221

CELLULAR LIMITED PARTNERSHIP INTERESTS        3,715         3,715

PERSONAL COMMUNICATION SERVICES LICENSE       3,748         3,748

GOODWILL, Net of accumulated amortization of
     $415 and $297, respectively              1,099         1,217

OTHER                                         1,638         1,543



TOTAL ASSETS                              $  77,884     $  72,955

                       CHORUS COMMUNICATIONS GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS



                                             September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY             2000           1999
In Thousands Except For Share Amounts

CURRENT LIABILITIES

    Current maturities of long-term debt    $   1,576      $   1,333
    Notes payable to banks                     11,300          4,726
    Accounts payable                            2,809          2,531
    Accrued expenses                            2,790          2,557
    Other                                         665            638
       Total Current Liabilities               19,140         11,785

LONG-TERM DEBT                                 23,213         24,217

DEFERRED INCOME TAXES                           3,674          3,707

OTHER LIABILITIES                               2,041          1,927
       Total Liabilities                       48,068         41,636

MINORITY INTEREST                                 351            377

SHAREHOLDERS' EQUITY
    Common stock, no par value;
    authorized 25 million shares;
    issued 5,415,288 shares                    14,784         14,791
    Less treasury stock at cost; 41,692
    and 41,880 shares respectively               (713)          (717)
    Retained earnings                          15,394         16,868
       Total Shareholders' Equity              29,465         30,942

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  77,884      $  72,955


See Notes to Consolidated Financial Statements

                       CHORUS COMMUNICATIONS GROUP, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME



                                      Three Months Ended     Nine Months Ended
                                      Sept. 30, Sept. 30,    Sept. 30, Sept. 30,
                                        2000      1999         2000      1999
In Thousands Except For Per Share Data

REVENUES AND SALES
   Local exchange carrier services   $ 6,499   $ 6,484     $ 19,570  $ 19,507
   System sales and services           1,767     2,053        5,649     7,829
   Other services and sales            2,858     2,763        8,864     7,167
      Total Revenues and Sales        11,124    11,300       34,083    34,503

OPERATING COSTS AND EXPENSES
   Cost of goods sold                  1,302     1,680        4,293     6,166
   Cost of services                    3,140     2,528        8,711     6,969
   Selling, general & administrative   4,077     4,055       12,541    11,522
   Depreciation & amortization         1,725     1,520        5,065     4,420
      Total Operating Costs
      and Expenses                    10,244     9,783       30,610    29,077

OPERATING INCOME                         880     1,517        3,473     5,426

   Other income                           19       196          112       578
   Interest expense                     (564)     (452)      (1,689)   (1,310)
   Minority interest                      10        (1)          26        (2)

INCOME BEFORE INCOME TAXES               345     1,260        1,922     4,692
   Income tax expense (benefit)          164       496          817     1,840

NET INCOME (LOSS)                    $   181   $   764      $ 1,105   $ 2,852

BASIC AND DILUTED EARNINGS PER SHARE $   .03   $   .14      $   .21   $   .53

Basic weighted average common
shares outstanding                     5,374     5,412        5,373     5,410

Diluted weighted average common
shares outstanding                     5,375     5,412        5,373     5,410

Dividends per share                  $   .16   $  .155      $   .48   $  .465




See Notes to Consolidated Financial Statements

                       CHORUS COMMUNICATIONS GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                    Sept. 30,  Sept. 30,
                                                      2000       1999
In Thousands

OPERATIONS
   Net income                                    $   1,105  $   2,852
   Adjustments to reconcile net income
   to net cash from operations:
      Depreciation and amortization                  5,065      4,420
      Deferred income taxes                            (33)        42
      Provision for uncollectible accounts              20         (1)
      Changes in current assets and
      current liabilities:
         Receivables                                  (133)      (143)
         Inventories                                    66       (117)
         Payables                                      278        (21)
         Accrued expenses                              233      2,541
   Other                                               (53)      (404)
      Net cash from operations                       6,548      9,169

INVESTING
   Capital expenditures                            (12,787)    (5,939)
   Personal Communication Services license               -       (129)
   Net decrease in short-term investments              700        400
   Other                                               145         (3)
      Net cash used in investing                   (11,942)    (5,671)

FINANCING
   Net borrowing (repayment)
   of short-term bank notes                          6,574     (1,126)
   Long-term debt issued                             5,000          -
   Long-term debt repaid                            (6,024)      (971)
   Sale of common stock                                  -         64
   Sale of treasury stock under employee stock plan     72          -
   Purchase of treasury stock                          (75)         -
   Dividends paid                                   (2,579)    (2,516)
      Net cash provided by (used in) financing       2,968     (4,549)

Net decrease in cash and cash equivalents           (2,426)    (1,051)

Cash and cash equivalents:
   Beginning of period                               4,078      5,327
   End of period                                 $   1,652  $   4,276

Cash paid during the period:
   Interest                                      $   1,672  $   1,443
   Income tax                                    $     864  $   1,760


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

      In the opinion of the Company, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 2000.


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

      Due to continued growth in 2000, the Company's Internet operations met the requirements for a reportable segment in accordance with Statement of Financial Accounting Standard Number 131, "Disclosures About Segments of an Enterprise and Related Information". Accordingly, previously reported segment information has been restated to reflect the current presentation.

(In Thousands)                Three Months Ended    Nine Months Ended
                              Sept. 30, Sept. 30,   Sept. 30, Sept. 30,
                                2000      1999        2000      1999
LEC Services

Revenues and sales
  External customers         $ 6,499   $ 6,484    $ 19,570  $ 19,507
  Intersegment                   391       114       1,152       438
Segment profit                 1,243     1,379       4,027     4,184

System Sales and Services

Revenues and sales
  External customers        $  1,767  $  2,053    $  5,649  $  7,829
  Intersegment                    (4)        -          67         -
Segment (loss)                  (485)     (581)     (1,688)   (1,271)


Internet

Revenues and sales
  External customers        $  1,345  $  1,074    $  3,973  $  3,080
  Intersegment                     9         -          26         -
Segment profit (loss)           (113)       (4)       (244)       64


Other

Revenues and sales
  External customers        $  1,513  $  1,689    $  4,891  $  4,087
  Intersegment                   569       351       1,288     1,002
Segment (loss)                  (464)      (30)       (990)     (125)


Total

Revenues and sales
  External customers        $ 11,124  $ 11,300    $ 34,083  $ 34,503
  Intersegment                   965       465       2,533     1,440
Segment profit (loss)            181       764       1,105     2,852



3.    LONG-TERM DEBT

      On June 30, 2000, registered subordinate debentures of $5 million were retired by the Company. Funds for the retirement were provided by long-term financing by the Rural Telephone Finance Cooperative (RTFC). Terms of the debt call for quarterly payments through 2012 with a variable interest rate based upon RTFC's cost of funds, which at November 1, 2000 was 8.3%. Additionally as a condition of the loan, the Company purchased additional Subordinate Capital Certificates of $263,000.

4.    EARNINGS PER SHARE AND STOCK OPTIONS

      Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2000. Shares used in the diluted earnings per share calculation are based on the weighted average number of shares of common stock outstanding increased by dilutive potential common equivalent shares from stock options. Common equivalent shares are computed using the treasury stock method. As of September 30, 2000, the Company has granted 54,100 shares of stock options.

5.    CONTINGENCIES

      As described in the Company's Form 10-K for the year ended December 31, 1999, an industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. In November of 2000, the Public Service Commission of Wisconsin issued a generic order regarding this compensation. The Company continues to believe that it is not legally obligated to pay the compensation required under the order, given the facts and circumstances of its particular contract. However, if the Company is not successful in the challenge of this order, the Company might be required to pay up to $0.5 million in reciprocal compensation for the period August 1, 1998 through September 30, 2000. Due to the uncertainty of this matter, this potential liability is not reflected in the Company's financial statements at September 30, 2000.

      In the fourth quarter of 2000, Chorus is planning on moving its Internet server operations to its new technology center. In doing so, the Company will be replacing numerous leased circuits with its own facilities. Termination of these lease circuits on terms shorter than originally agreed could result in higher monthly charges computed from the inception of the lease, resulting in an possible additional liability of $0.2 million to the Company as of September 30, 2000, which is not currently reflected in the financial statement due to the uncertainty of the matter.

6.    CAPITALIZED INTEREST

      In the third quarter 2000, the Company capitalized $150,000 of interest.

7.    RECLASSIFICATION

      Certain amounts previously reported for the prior year have been reclassified to conform to the 2000 presentation.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

OVERVIEW

Revenues for Chorus Communications Group, Ltd. and its subsidiaries (Chorus or the Company) decreased $0.2 million and $0.4 million for the three and nine months ended September 30, 2000 as compared to similar periods in 1999. The decreases were primarily due to the decision to eliminate personal desktop computers from the Company's sales offerings, offset by increases in the Company's Internet and CLEC operating revenues.

Operating costs and expenses increased $0.5 million and $1.5 million for the three and nine months ended September 30, 2000 as compared to similar periods in 1999. This was primarily due to costs incurred in servicing the Company's growing Internet subscriber base, costs associated with expanding the Company's CLEC operations and general growth of supporting corporate operations. These increases were partially offset by a decline in cost of goods sold related to the decline in the Company's system sales and services revenues.

Other income was $0.2 and $0.5 million lower for the three months and nine months ended September 30, 2000 as compared to similar periods in 1999, due to receipts in 1999 of a partnership distribution relating to the Company's cellular limited partnership interest.

Interest expense for the three and nine months ended September 30, 2000 was $0.1 and $0.4 million higher than comparable periods in 1999. This was the result of the Company's increased utilization of its short-term lines of credit during 2000 to meet its investing and financing needs. Additionally due to management's consideration of the sale of its PCS license, interest related to the PCS license is being expensed, whereas prior to 2000, these costs had been capitalized.

As a result of the above, Chorus' net income decreased $0.6 and $1.7 million for the three and nine months ended September 30, 2000 as compared to similar periods in 1999.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services, system sales and services and Internet services.

Local Exchange Carrier Services

LEC services provide telephone and data services to customers in local
exchanges located in Southern Wisconsin.   LEC services operating income
consisted of the following:

(In Thousands)                  THREE MONTHS ENDED         NINE MONTHS ENDED
                               SEPT. 30,  SEPT. 30,       SEPT. 30,  SEPT. 30,
                                 2000       1999            2000       1999

Revenues and Sales           $  6,890   $  6,598        $ 20,722   $ 19,945
Operating Costs and Expenses    4,567      4,305          13,398     12,911
LEC Services Operating Income   2,323      2,293           7,324      7,034
Intercompany Eliminations          20         81            (266)       119

Operating Income             $  2,343   $  2,374        $  7,058   $  7,153

LEC services revenues are derived from local network services, network access, and other services.

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated service areas. Local service revenues grew $0.2 million for the three months ended September 30, 2000 as compared to the same time period in 1999. For the nine months ended September 30, 2000, as compared to similar time period in 1999, revenues increased $0.5 million. This was principally due to an increase in residential rates, an increase in the number of residential subscribers and an increase in enhanced services provided, partially offset by a decrease in business subscribers and revenues caused by competition.

Operating costs increased 6.1% and 3.8% for the three and nine month periods ended September 30, 2000, due to an increase in the Company's plant infrastructure resulting in higher depreciation expense and due to general growth in operations.


System Sales and Services

This segment sells, installs and services business telephone systems and computer networks. Prior to 2000, this segment also sold and serviced personal desktop computers.

System sales and services operating income consisted of the following:

(In Thousands)                 THREE MONTHS ENDED         NINE MONTHS ENDED
                              SEPT. 30,   SEPT. 30,      SEPT. 30,   SEPT. 30,
                                2000        1999           2000        1999

Revenues and Sales         $   1,763    $  2,053       $  5,716    $  7,829
Operating Costs and Expenses   2,503       2,979          8,220       9,836
System Sales and Services
  Operating (Loss)              (740)       (926)        (2,504)     (2,007)
Intercompany Eliminations        216          31            584         180
Operating (Loss)           $    (524)   $   (895)      $ (1,920)   $ (1,827)



The decline in revenues of $0.3 million and $2.1 million for the three and nine months ended September 30, 2000 as compared to similar periods in 1999 was due to the Company's elimination of personal desktop computers from the Company's sales offerings partially offset by an increase in business telephone systems sales.

Operating costs and expenses decreased $0.5 million and $1.6 million for the three and nine month periods ended September 30, 2000 as compared to similar periods in 1999. The decrease was primarily due to lower cost of goods sold resulting from the decline in sales noted above, partially offset by an increase in selling, general and administrative costs.


Internet

This segment provides dial up and dedicated Internet services to subscribers in Southern Wisconsin. Internet operating revenues consisted of the following:



(In Thousands)                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                SEPT. 30,   SEPT. 30,   SEPT. 30,  SEPT. 30,
                                  2000        1999        2000       1999

Revenues and Sales            $  1,354    $  1,074    $  3,999   $  3,080
Operating Costs and Expenses     1,433         989       4,160      2,801

Internet Operating
 Income (Loss)                     (79)         85        (161)       279
Intercompany Eliminations         (104)          -        (121)        -
Operating Income (Loss)       $   (183)   $     85    $   (282)  $    279

Internet revenues increased $0.3 million and $0.9 million for the three and nine months ended September 30, 2000 as compared to similar periods in 1999. The increase was primarily the result of a $3 monthly rate increase on dial up accounts which went into effect in September of 1999 and a 12.4% growth in the number of subscribers served.

Operating costs and expenses increased $0.4 million and $1.4 million for the three and nine month periods ended September 30, 2000 as compared to similar periods in 1999. This was primarily the result of increased costs necessary to service the growth in the number of the Company's Internet subscribers, as well as costs associated with expanding types and location of service.

Other Services and Sales

Other services and sales include operations from long distance, competitive local exchange carrier and directory publishing operations. Other services and sales operating income consisted of the following:



(In Thousands)                   THREE MONTHS ENDED       NINE MONTHS ENDED
                               SEPT. 30,   SEPT. 30,    SEPT. 30,   SEPT. 30,
                                 2000        1999         2000        1999

Revenues and Sales           $  2,082    $  2,039     $  6,179    $  5,089
Operating Costs and Expenses    2,706       1,974        7,365       4,969
Other Services and Sales
  Operating Income (Loss)        (624)         65       (1,186)        120
Intercompany Eliminations        (132)       (112)        (197)       (299)
Operating (Loss)              $  (756)    $   (47)     $(1,383)    $  (179)


Revenue from other services and sales increased $1.1 million for the nine months ended September 30, 2000, as compared to the same time period in 1999. The increase was primarily related to CLEC revenues ($0.4 million) and intercompany directory publishing revenues ($0.6 million).

Operating costs and expenses increased $0.7 million and $2.4 million for the three and nine month periods ended September 30, 2000 as compared to similar periods in 1999. This was primarily due to costs incurred relating to expanding the Company's CLEC operations. The nine month period also included costs associated with the increase in publishing revenues noted above.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus requires funds primarily for its construction programs, the maturity and retirement of long-term debt, repurchase of Company stock, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first nine months of 2000 was $6.5 million.

INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first nine months of 2000 were $12.8 million.

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

FINANCING ACTIVITIES

On June 30, 2000, registered subordinate debentures of $5 million were retired by the Company. Funds for the retirement were provided by long-term financing by the Rural Telephone Finance Cooperative (RTFC). Terms of the debt call for quarterly payment through 2012 with a variable interest rate based upon RTFC's cost of funds, which at November 1, 2000 was 8.3%. As a condition of the loan, the Company purchased additional Subordinate Capital Certificates of $263,000.

In addition to the above financing activities, Chorus borrowed a net $6.6 million of short-term debt, while repaying $1.0 million on other long-term debt during the first nine months of 2000.

In 1999, the Company's Board of Directors authorized management to repurchase shares of Chorus common stock in the open market or through private transactions. Through November 1, 2000 the Company repurchased 46,318 shares for $0.8 million, with 5,755 shares being subsequently reissued in 2000 under the Company's Employee Stock Ownership Plan. Management has the authority to repurchase approximately 494,000 additional shares, with no definite timetable.

It is anticipated that the cash requirements for Chorus' construction programs, retirement of long-term debt, repurchase of Company stock, dividend payments and investments will be provided for with cash flow from operating activities and the issuance of debt. Competition and lower earnings may have a negative impact on Chorus' future operations and cash flows.

Chorus obtained a waiver through November 30, 2000 for non-compliance with a short-term debt covenant.

At October 31, 2000, Chorus has available unused lines-of-credit of $2.5 million.

REGULATION

Pursuant to a nationwide rule adopted by the Federal Communications Commission, the Public Service Commission of Wisconsin ( the "Commission") in November 2000 issued an order to collect data to establish a minimum of three cost-related zones for unbundled local loops. Although the impact upon the ILEC operations of Mid-Plains, Farmers Telephone Company and Dickeyville Telephone Corporation is not known, among other potential impacts the possibility exists that Mid-Plains will be required to geographically de-average its unbundled local loop rates at some time in the future, which could adversely affect its revenues and results of operations.

Also in November 2000, the Commission issued a generic order regarding reciprocal compensation. For a discussion of this order see Note 5 to the financial statements included in this Form 10-Q.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has debt financial instruments that are sensitive to changes in interest rates. The interest rates on the Company's short-term debt are variable and are tied to the London Interbank Offered Rate or prime, while the interest rate on its long-term variable interest debt is tied to the Rural Telephone Finance Cooperatives cost of funds. Market risk is defined as the potential decrease in annual earnings resulting from a hypothetical increase of 10% in the interest rates. Such an increase in rates would result in approximately $0.1 million reductions in earnings. To manage this risk, the Company has maintained a mixture of both variable and fixed interest debt.

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

      (27)   Financial Data Schedule


(b)    Reports on Form 8-K

       On September 14, 2000 the Company filed a Form 8-K stating that shareholders of record on September 1, 2000 were sent correspondence concerning cash dividends and results of operations for the six months ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CHORUS COMMUNICATIONS GROUP, LTD.
                               (Registrant)

Date:  November 14, 2000  /s/Dean W. Voeks
                           Dean W. Voeks
                           President, Chief Executive Officer and Director

Date:  November 14, 2000  /s/Howard G. Hopeman
                           Howard G. Hopeman
                           Executive Vice-President, Chief
                           Financial Officer and Treasurer