Form 10-K
period 2000-12-31
CHORUS COMMUNICATIONS GROUP LTD
filed 2001-03-30
CIK 1034668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission file number 333-23435

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K     .

As of March 16, 2001, there were 5,375,533 shares of Common Stock outstanding. The aggregate market value (based upon unrelated party non-broker transactions which the Company was familiar with) of Common Stock held by nonaffiliates on that date was $185,455,889.

                        CHORUS COMMUNICATIONS GROUP, LTD

PART I.
Item 1.  BUSINESS

(a) On November 24, 2000 Chorus Communications Group, Ltd ("Chorus" or the "Company") entered into an Agreement and Plan of Merger with Telephone and Data Systems, Inc. ("TDS") and Singer Acquisition Corp. ("Singer"), a wholly owned subsidiary of TDS, pursuant to which Singer will be merged with and into the Company and the Company will become a wholly owned subsidiary of TDS. Under the merger agreement, each outstanding share of common stock of the Company will be converted into the right to receive from TDS $36.07 per share in cash. A copy of the merger agreement was attached to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2000.

     Consummation of the merger is subject to a number of conditions including, among others, (i) approval of the merger agreement by the requisite vote of Chorus shareholders, (ii) expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), (iii) receipt of required governmental approvals, except as would not be expected to have a material adverse effect on TDS or its subsidiaries and (iv) each party's compliance with its agreements under the merger agreement, including the disposition of certain of Chorus' wireless properties.

     Chorus intends to mail the proxy statement relating to the proposed merger to shareholders in April 2001. On January 11, 2001, early termination of the HSR Act waiting period was granted to Chorus. In addition, before the merger can be consummated, Chorus and TDS must obtain the approval of the Federal Communications Commission pursuant to the Communications Act of 1934 for the transfer of control from Chorus to TDS of certain FCC licenses and authorizations currently held by Chorus and its subsidiaries. Applications for such transfers have been filed with the FCC and remain pending. Chorus and TDS also submitted an application to the Minnesota Public Utilities Commission to approve the change in control over the HBC Telecom Certificate of Authority and such approval was granted on March 22, 2001. Furthermore, Chorus is required to notify the Wisconsin Public Service Commission of the merger within ten (10) days of the effective time of the merger, but no prior approval is required. Chorus and TDS hope to complete the proposed merger by the end of the second quarter or the beginning of the third quarter of 2001. However, no assurances can be made that Chorus and TDS will receive the necessary governmental clearances, or satisfy the other conditions of the merger, to complete the merger by then or by September 29, 2001 (the date that either Chorus or TDS may terminate the merger agreement if the merger has not been completed by such date).

     Chorus is a telecommunications company primarily serving Southern
     Wisconsin.

     Local exchange carrier (LEC) services are provided by the following Chorus subsidiaries: Mid-Plains, Inc. (Mid-Plains), The Farmers Telephone Company (Farmers) and Dickeyville Telephone Corporation (Dickeyville). These subsidiaries are public utilities providing telephone and data services to customers in local exchanges located in Southern Wisconsin.

     Chorus Networks and Pioneer Communications, Inc. (Pioneer) sell, install and service business telephone systems and computer networks. Their primary markets are in Southern Wisconsin.

     Chorus also provides Internet access and resells long distance services in Southern Wisconsin through Chorus Networks and Pioneer. Additionally, Pioneer publishes telephone directories for various telephone companies in Wisconsin, Minnesota and Iowa.

     Competitive local exchange carrier (CLEC) services are being provided by Chorus Networks in Madison, Wisconsin and by HBC Telecom, Inc., which began providing service in October 2000 to the Winona, Minnesota area.

     Mid-Plains has an 18.1% interest in a limited partnership, which provides cellular telephone service in Madison, Janesville and Beloit, Wisconsin, and bordering areas ("Madison Partnership"). Farmers owns a 2% interest in a limited partnership providing cellular telephone service in southwestern Wisconsin.

     Mid-Plains also has a 75% interest in PCS Wisconsin, LLC (PCS-WI). This limited liability company was formed in 1996. In April of 1997, PCS-WI was granted the F-block license by the FCC, which allows PCS-WI to construct and operate a Personal Communication System (PCS) in 10 counties in Southern Wisconsin.

     As part of the pending merger with TDS, the Company is required to divest itself of its Madison and PCS-WI wireless investments prior to the consummation of the merger.

     On February 28, 2001, Mid-Plains entered into an agreement with Metcalf Partners, L.P. ("Metcalf") providing for the sale and transfer of Mid-Plains' seventy-five percent (75%) interest in PCS-WI to Metcalf.
     The agreement provides, among other matters, that the closing of such sale shall occur simultaneously with the closing of the transactions contemplated by the merger agreement.

     There were no other material changes in the nature of the business conducted by Chorus during 2000.


     Information regarding the recent development of the Company's LEC business in the number of access lines is shown below:

                                         Access
            Year                    Lines in Service

            1996                         38,500
            1997                         42,300
            1998                         42,800
            1999                         43,600
            2000                         44,900

(b) The financial information regarding Chorus' industry segments is provided in Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 13) for the year ended December 31, 2000.

(c) Chorus is a telecommunications company operating primarily in Southern Wisconsin. Chorus' business development strategy is to expand existing operations through internal growth, offer new and bundled services, and develop other businesses to complement Chorus operations. Additionally, Chorus plans to expand its current subscriber base through growth in CLEC services. Chorus operates in the businesses listed below.

     LEC- Chorus operates the following local exchange carrier subsidiaries:
          Mid-Plains, Inc.
          The Farmers Telephone Company
          Dickeyville Telephone Corporation

     System Sales and Services - Chorus sells, installs and services business telephone systems and computer networks through the following operations:
          Chorus Networks, Inc.
          Pioneer Communications, Inc.

     Internet - Chorus provides Internet access to subscribers through the following operations:
          Chorus Networks, Inc.
          pcii.net

     Long Distance - Chorus provides long distance service to subscribers through the following operations:
          Chorus Networks, Inc.
          Pioneer Telecom
          HBC Telecom, Inc.

     CLEC - Chorus operates the following competitive local exchange carrier subsidiaries:
          Chorus Networks, Inc.
          HBC Telecom, Inc.

     Directory Publishing - Chorus publishes telephone directories for local exchange carriers in three states through the following subsidiary:
          Pioneer Communications, Inc.

     LEC services revenues consist of two major classes: local service and network access. Local service revenues are based upon fees charged to customers for providing local telephone exchange service within designated service areas. Network access revenues are based on fees charged to interexchange carriers that use the LEC's local network to provide long distance service to their customers. System sales and services sell, install and service business telephone systems and computer networks. Internet provides dial up and dedicated Internet services.

      The percent of revenues from each of these primary classes included in the Consolidated Statements of Income over the last three years are as follows:

                                               2000       1999     1998
          LEC Services
               Local service revenues          25.4%      22.9%    21.6%
               Network access                  27.8%      28.4%    29.0%
          System Sales and Services             6.0%      23.3%    28.4%
          Internet                             11.8%       9.4%     5.7%

     As noted above, PCS-WI was granted the F-block license by the FCC, which allows PCS- WI to construct and operate a Personal Communication System
     (PCS) in 10 counties in southern Wisconsin. The license is for 10 years and is renewable. As part of the pending merger with TDS, the Company is required to divest itself of its PCS investment prior to the consummation of the merger.

     The business of Chorus is not seasonal to any significant extent.

     Information regarding the Company's major customers is provided in Item 8-Chorus Communications Group, Ltd. Consolidated Financials Statements (Note
     13) for the year ended December 31, 2000.

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

     In order to meet this competition, the Company has deployed new technology in its local exchange networks to increase operating efficiencies and to provide new and improved services to our customers. The Company maintains the latest generation of digital switching technology. It has also enhanced the majority of its network with redundant fiber rings, which allows traffic to be re-routed if trouble appears on the network, allowing the Company to offer a very reliable level of service to its customers. The Company also constantly monitors its response time to customer inquiries, installations and repairs, as well as receiving constant customer feedback, all in an effort to maintain a competitive advantage.

     Chorus' two other LEC subsidiaries are in more rural areas where competition is less likely to be a factor because the lower population densities make these markets less attractive for new market entrants.

     Competition within the Company's System Sales and Services segment has intensified in the past several years. While there has always been numerous companies competing in the communications product market in which Chorus operates, the competition had primarily been on price and service. This segment continues to face intensified price competition from CLEC providers as they try to attract customers onto their new local exchange networks. The Company expects this trend to continue. To meet this competition, the Company is currently packaging its equipment sales with local, long distance and Internet services.

     The Company has significant competition in its Internet segment based on price, reliability and features. The Company expects this competition to continue.

     Information regarding the Company's working capital practice is provided in
     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The number of employees as of March 5, 2001 was 330.


ITEM 2. PROPERTIES

The Company's business is primarily focused on the provision of services and its properties are used for administrative support and to store and safeguard equipment. At December 31, 2000, the Company's gross book value of property, plant and equipment of $95.5 million consisted primarily of telephone plant and equipment. The Company owns its central telephone offices with related real estate in the communities it serves. Additionally, the Company leases facilities to house its Internet and CLEC central office equipment as well as leasing office space in various locations serviced by the Company. Chorus' 65,000 square foot headquarters building is located in Madison, Wisconsin and is owned by the Company. Virtually all owned property is subject to liens securing long-term debt. In management's opinion, the plant is in good repair and suitably equipped for its intended purpose. For further information concerning the Company's properties see Item 8 - Chorus Communications Group, Ltd. Consolidated Financial Statements (Note 4) for the year ended December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

An industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. In November of 2000, the Public Service Commission of Wisconsin issued a generic order regarding this compensation. The Company has filed a petition for judicial review of the order. The Company continues to believe that it is not legally obligated to pay the compensation required under the order, given the facts and circumstances of its particular contract with TDS. However, if the Company is not successful in the challenge of this order, the Company might be required to pay up to $0.7 million in reciprocal compensation to TDS for the period August 1, 1998 through December 31, 2000. Due to the uncertainty of this matter, this potential liability is not recorded in the Company's consolidated financial statements at December 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were none in the fourth quarter of 2000.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Chorus common stock is traded on the OTC Bulletin Board under the symbol "CCGL." The table below sets forth by quarter, the high bid and low bid quotations for the common stock as reported on the Bulletin Board and the dividends paid per share. These quotations are representative of prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                                          Cash
                                 Market Price           Dividend
                              High          Low         Declared
2000
First Quarter                 $17 3/8      $14            $.160
Second Quarter                 16 1/4       14 1/2         .160
Third Quarter                  17           14 3/4         .160
Fourth Quarter                 34 1/2       14             .160


1999
First Quarter                 $21          $17 3/4        $.155
Second Quarter                 18 3/4       17 5/8         .155
Third Quarter                  19           17 3/4         .155
Fourth Quarter                 18 1/4       15 3/8         .160

There were 3,578 shareholders of record at March 21, 2001. The Company has regularly paid dividends to its shareholders, however, per the merger agreement with TDS, the Company may not declare, set aside for payment or pay any dividends to its shareholders in respect to the Company's first two fiscal quarters of 2001 prior to the consummation of the merger.

In connection with its long-term debt, certain subsidiaries of Chorus may not transfer funds to Chorus in the form of cash dividends, loans or advances until certain financial requirements of their mortgages are met. Of the $9.9 million underlying retained earnings of all Chorus subsidiaries at December 31, 2000, $4.7 million was available for the payment of dividends on the subsidiaries' common stock.

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. All financial data has been reported as if the merged companies which formed Chorus in 1997 have always been one.

In thousands,
except per share data               2000      1999     1998      1997     1996
Total Assets                    $ 80,479  $ 72,955  $ 72,677  $ 62,754  $ 51,705
Shareholders' Equity            $ 27,661  $ 30,942  $ 31,552  $ 28,773  $
26,485
Long-Term Debt,
including Current Maturities    $ 24,408  $ 25,550  $ 26,811  $ 22,626  $ 15,860
Short-Term Notes Payable to
Banks                           $ 17,122  $  4,726  $  2,630  $  1,328  $      -
Revenue and Sales               $ 44,747  $ 47,592  $ 45,997  $ 36,337  $ 33,181
Net Income1                     $    142  $  3,367  $  5,171  $  5,136  $  4,741
Basic and Diluted
Earnings Per Share1,2           $   0.03  $   0.62  $   0.96  $   0.96  $
0.88
Cash Dividends Per Share2       $  0.640  $  0.625  $  0.590  $  0.550  $  0.515
Basic Average Common
Shares Outstanding2                5,373     5,412     5,406     5,368     5,356
Shareholders of Record             3,555     3,606     3,646     3,531     3,434


1 For 1996, the amount is before the extraordinary charge of $1.8 million, or $0.33 per share.

2 All periods have been restated to reflect a 1998 two-for-one stock split.

See Note 12 to the Company's 2000 consolidated financial statements for discussion of possible contingencies.




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Chorus Communications Group, Ltd. and its subsidiaries' (Chorus or the Company) revenues decreased $2.8 million or 6.0% in 2000 to $44.7 million. This was principally due to lower sales in the Company's system sales and service segment as a result of management's decision to eliminate personal desktop computers from the Company's 2000 sales offerings. Additionally, the Company's local exchange carrier ("LEC") segment revenues decreased during 2000. These declines were partially offset by an increase in revenues from the Company's competitive local exchange carrier ("CLEC"), long distance and directory publishing operations.

In 1999, revenues increased $1.6 million or 3.5% to $47.6 million. This was principally due to growth in Internet, LEC and CLEC revenues, offset by a decline in system sales and services revenues.

Operating costs increased $1.0 million (2.4%) in 2000 to $42.1 million. This was primarily due to additional costs associated with the Company's new CLEC operating facilities commencing operations in 2000, increased costs associated with serving the Company's Internet subscribers, as well as costs incurred related to the pending merger with TDS, as noted in Part 1 Item 1 of this Form 10-K. These costs were partially offset by a decrease in the cost of goods sold related to the decline in the Company's system sales and service revenues.

Operating costs and expenses increased $5.0 million (14%) in 1999 to $41.1 million. The higher costs were primarily due to servicing the Company's growing Internet and CLEC subscriber base and higher labor costs.

Other income was $0.6 million lower and $0.4 million higher for the years ended December 31, 2000 and 1999, respectively. This was primarily due to distributions received and recorded as income in 1999 from the Company's limited cellular partnership interest.

Interest expense was $0.7 million higher in 2000 as compared to 1999. This was the result of the Company's increased utilization of its short-term lines of credit to meet its investing and financing needs, as well as increased interest rates. Additionally, due to management's consideration of the sale of its PCS license, interest related to the PCS license was expensed in 2000, whereas in prior years, these costs had been capitalized.

Interest expense remained level in 1999 as compared to 1998 at $1.8 million.

Chorus' net income declined $3.2 million in 2000, primarily due to the large overhead costs associated with the start-up of new CLEC operations, increased costs associated with serving the Company's Internet subscriber base, costs associated with the pending merger with TDS and lower revenues from the Company's LEC segment.

Chorus' net income declined $1.8 million to $3.4 million in 1999, primarily due to the loss incurred in the company's system sales and services segment.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Chorus has three reportable segments: Local Exchange Carriers (LEC), System Sales and Services and Internet. All non-reportable segments are included in Other Services and Sales. For additional information about Chorus' segments see Note 13 to the Consolidated Financial Statements.


Local Exchange Carriers

LEC services provide telephone, data and other services to customers in local exchanges located in Southern Wisconsin. LEC services operating income consisted of the following:

In Thousands                                   2000       1999        1998
Revenues and Sales
   Local service revenues                   $11,348     $10,901     $ 9,948
   Network access                            13,265      13,879      13,613
   Other                                      3,418       3,183       2,706
                                             28,031      27,963      26,267
Operating Costs and Expenses
   Cost of services                           3,712       3,665       3,231
   Selling, general & administrative          8,975       9,517       8,748
   Depreciation                               5,566       4,949       4,625
                                             18,253      18,131      16,604

LEC Services Operating Income                 9,778       9,832       9,663
Less:  Intercompany eliminations
   Revenues                                  (1,806)     (1,362)       (675)
   Expenses                                   1,306         831         421
Operating Income                            $ 9,278     $ 9,301     $ 9,409

The telecommunications industry has come under increased competition in recent years. The 1996 Federal Telecommunications Act opened up the local network to competition and required all incumbent LECs to take steps in making it feasible for new entrants to compete in the once exclusive LEC territories. In addition, regulatory, legislative and judicial decisions, new technologies and the convergence of other industries with the telecommunications industry have fostered increasing competition in the industry.

One of Chorus' LEC subsidiaries, Mid-Plains, Inc., has faced competition since 1997, when the Public Service Commission of Wisconsin ("PSCW") issued orders authorizing two CLECs to provide local exchange services in Mid-Plains' territory. Chorus' two other LEC subsidiaries are in more rural areas, where competition is less likely to be a factor because the lower population densities make these markets less attractive for new market entrants.

LEC services revenues are derived from local network services, network access and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated service areas. Local service revenues grew by $0.4 million or 4.1% in 2000, primarily due to an increase of access lines of 2.9%. In 1999, local service revenues grew by $1.0 million or 9.6%, of which $0.6 million was due to rate increases.

Network access revenues are based on fees charged to interexchange carriers that use the LECs' local network to provide long distance service to their customers. In 2000, network access revenues decreased $0.6 million or 4.4%. This was primarily due to a periodic settlement in 1999 with the National Exchange Carriers Association ("NECA"), which resulted in an increase in the 1999 interstate access revenues. The decline in 2000, was partially offset by a 4.3% increase in special access revenues.

In 1999, network access revenues increased $0.3 million (2.0%). The 1999 increase was due to a periodic NECA settlement along with growth in special access revenues, offset by a 3.2% decrease in minutes of use.


Other revenues increased $0.2 million (7.4%) in 2000 and $0.5 million (17.6%) in 1999. The increases in both years were primarily due to additional intercompany rental income.

Cost of service remained level in 2000 after increasing $0.4 million (13%) in 1999. The 1999 increase was due to the capitalization in 1998 of certain engineering and central office labor costs as part of a central office upgrade.

Selling, general and administrative expenses declined $0.5 million (5.7%) in 2000 after increasing $0.8 million (8.8%) in 1999. The decrease in 2000 was primarily due to a change in Wisconsin property tax law. In 2000, telephone companies were assessed based upon their property tax values, whereas in prior years the assessment was based upon the Company's gross receipts. The increase selling, general and administrative expenses in 1999 was primarily due to reciprocal compensation to competitive local exchange carriers, increased inter-company occupancy, equipment rental and labor costs, which were offset in part, by a reduction in legal expenditures.

Depreciation expense increased $0.6 million (12%) and $0.3 million (7.0%) in 2000 and 1999, respectively. This was due to the Company's increased plant investment.

System Sales and Services

This segment sells, installs and services business telephone systems and computer networks. Prior to 2000, this segment also sold and serviced personal desktop computers. System sales and services operating income consisted of the following:

In Thousands                                      2000       1999      1998
Revenues and Sales                              $ 7,144    $11,065   $13,060

Operating Costs and Expenses
   Cost of goods sold                             5,317      9,408     9,362
   Selling, general and administrative            5,027      5,252     3,500
   Depreciation                                     300        288       214
                                                 10,644     14,948    13,076

System Sales & Services Operating (Loss)         (3,500)    (3,883)      (16)
Less:  Intercompanpany eliminations
   Revenues                                        (191)         -         -
   Expenses                                         463        620       150
Operating (Loss) Income                         $(3,228)   $(3,263)  $   134


Revenues in the system sales and services segment decreased $3.9 million (35%)and $2.0 million (15%) for 2000 and 1999, respectively. The 2000 decline was the result of management's decision to eliminate personal desktop computers from the Company's 2000 sales offerings, as well as a 22% reduction in the sale of new business telephone systems. The 1999 reduction was due to lower computer and networks services revenues of $2.7 million which was caused by declining prices and increased competition related to computer hardware. The 1999 decline was partially offset by a $0.7 million increase in the sale of business telephone systems.

Gross profit margins increased from 15% in 1999 to 26% in 2000. This was primarily the result of lower gross margins in 1999 due to an increase in the Company's inventory valuation allowance.

In 1999, the gross profit margins decreased to 15% from 28.3% in 1998.
This was primarily due to a net increase in inventory valuation allowance of $0.5 million along with higher labor costs. The majority of the net increase in inventory valuation allowance was due to management's intention to narrow its product offerings in year 2000.

Selling, general and administrative costs decreased $0.2 million (4.3%) in 2000 after increasing $1.8 million (50%) in 1999. The 2000 decrease was primarily due to higher selling, general and administrative costs incurred in 1999 relating to uncollectible accounts receivable. Additionally, the 1999 increase was due to increases in labor and occupancy costs.

Internet

This segment provides dial up and dedicated Internet services to subscribers in Southern Wisconsin. Internet operating income consisted of the following:

In Thousands                                      2000      1999      1998
Revenues and Sales                              $ 5,280   $ 4,463   $ 2,617

Operating Costs and Expenses
   Cost of services                               2,753     1,802     1,169
   Selling, general and administrative            2,339     1,915       978
   Depreciation                                     698       447       170
                                                  5,790     4,164     2,317
Internet Operating (Loss) Income                   (510)      299       300
Less:  Intercompany eliminations
   Revenues                                         (44)        -         -
   Expenses                                         346       347       149
Operating (Loss) Income                         $  (208)   $  646   $   449

Internet revenues increased $0.8 million (18%) and $1.8 million (71%) for 2000 and 1999, respectively. The increase in 2000 was primarily the result of a 30% monthly rate increase on dial up accounts, which went into effect in September of 1999 as well as a 14.8% growth in accounts served. The increase in 1999 was primarily the result of a 44.3% growth in accounts served as well as a September 1999 rate increase.

Operating costs and expenses increased $1.6 million (39%) and $1.8 million (80%)in 2000 and 1999, respectively. This was primarily the result of increased costs necessary to service the growth in the number of the Company's Internet subscribers. In addition, the 2000 increase was due to costs associated with the Company's new technology center becoming operational, as well as costs of expanding types and location of services offered.

Other Services and Sales

Other services and sales include operations from long distance, CLEC and directory publishing operations. Other services and sales operating income consisted of the following:

In Thousands                                      2000      1999     1998
Revenues and Sales                              $ 8,353   $ 6,782  $ 5,535

Operating Costs and Expenses
   Cost of services                              6,426      4,568    3,783
   Selling, general and administrative           4,637      1,687    1,438
   Depreciation                                    387        272      327
                                                11,450      6,527    5,548
Other Services & Sales Operating (Loss) Income  (3,097)       255      (13)
Less:  Intercompany eliminations
   Revenues                                     (2,020)    (1,319)    (807)
   Expenses                                      1,946        883      762
Operating (Loss)                               $(3,171)   $  (181) $   (58)

Revenues from other services and sales increased $1.6 million (23%) and $1.2 million (23%) in 2000 and 1999, respectively. Revenues from the growth of CLEC ($0.6 million) and directory publishing ($0.6 million), were the main contributors to the 2000 increase. In 1999, the increases were mainly due to grow in CLEC services ($0.7 million).

Cost of services increased $1.9 million (41%) and $0.8 million (21%) in 2000 and 1999, respectively. The increase in 2000 was mainly from costs associated with the Company's new CLEC operating facilities commencing operations in 2000 as well as additional directory publishing expenses. The increase in 1999 was primarily due to the growth in the Company's CLEC subscriber base.

Selling, general and administrative costs increased $3.0 million (175%) and $0.2 million (17%) in 2000 and 1999, respectively. The increase in 2000 was primarily due to costs of expanding the Company's CLEC operations. Additionally, costs of $0.8 million were incurred in regards to the pending merger with TDS. The increase in 1999 was primarily due to the growth of internal operations.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus has historically required funds primarily for its construction programs, the maturity and retirement of long-term debt, repurchase of Company stock, dividend payments and investments. The capital resources available to meet these requirements were provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the years 1998 through 2000 was $25.9 million. External financing proceeds for the same period totaled $24.8 million.

INFLATION

Management believes that inflation affects Chorus' business to no greater extent than the general economy.

INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the years 1998 through 2000 were $32.6 million. Capital expenditures for 2001 are expected to approximate $9 million.

The Company has two limited partnership interests in cellular telephone service providers, an 18.1% interest in the Madison Metropolitan Statistical Area ("Madison") and 2.0% interest in Wisconsin Rural Statistical Area 8. These investments, which are accounted for on the cost method, totaled $3.7 million at December 31, 2000.

The Company owns 75% of PCS Wisconsin, LLC (PCS-WI). PCS-WI was granted a personal communications services (PCS) license from the Federal Communications Commission in April of 1997, which allows it to construct and operate a PCS network in ten counties in Southern Wisconsin. Under the terms of the license, there must be a 25% buildout by April 2002. Buildout would require substantial capital and operating expenditures in a highly competitive market. At December 31, 2000, the Company's investment in the PCS license was $3.7 million.

As part of the pending merger with TDS, the Company is required to divest itself of its Madison and PCS-WI wireless investments prior to the consummation of the merger. On February 28, 2001, Mid-Plains entered into an agreement with Metcalf providing for the sale and transfer of Mid-Plains' seventy-five percent (75%) interest in PCS-WI to Metcalf. The agreement provides, among other matters, that the closing of such sale shall occur simultaneously with the closing of the transactions contemplated by the merger agreement.

In 1999, Chorus received cash distributions from its cellular limited partnership totaling $0.6 million.


FINANCING ACTIVITIES

Financing for the years 1998 through 2000 was $24.8 million consisting of $9.5 million of long-term debt financing, $0.2 million from the sale of common stock under stock plans and employee incentives and a net increase in short-term bank notes of $15.1 million.

In June of 2000, registered subordinate debentures of $5 million were retired by the Company. Funds for the retirement were provided by long-term financing by the Rural Telephone Finance Cooperative (RTFC). The interest rate on these funds is variable based upon the RTFC's cost of funds, which at March 1, 2001 was 8.45%. As a condition of the loan, the Company purchased additional Subordinate Capital Certificates of $263,000.

The Company's short-term bank notes of $17.1 million and $12.5 million of its long-term debt are variable rate instruments. The short-term interest rate rose from 8.3% at December 31, 1999 to 10.1% at December 31, 2000. The long-term interest rate rose from 6.95% at December 31, 1999 to 8.4% at December 31, 2000.

In connection with its long-term debt, certain subsidiaries of Chorus may not transfer funds to Chorus in the form of cash dividends, loans or advances until certain financial requirements of their mortgages are met. Of the $9.9 million underlying retained earnings of all Chorus subsidiaries at December 31, 2000, $4.7 million was available for the payment of dividends on the subsidiaries' common stock.

In 1999, the Company's Board of Directors authorized management to repurchase shares of Chorus common stock in the open market or through private transactions. During 2000 and 1999, the Company repurchased 46,318 shares for $0.8 million. Per the merger agreement signed with TDS, the Company may not redeem, purchase or otherwise acquire additional Chorus shares.

It is anticipated that 2001 capital requirements for Chorus' construction programs and maturity and retirement of long-term debt will be provided for with cash flow from operating activities and the issuance of debt. Per the merger agreement with TDS, the Company may not declare, set aside for payment or pay any dividends to its shareholders in respect of the Company's first two fiscal quarters of 2001 prior to the consummation of the merger.

At February 28, 2001, Chorus has available unused lines-of-credit of $2.9 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, reduced earnings and competition could have an adverse effect on Chorus' future ability to obtain funds. In addition, the sale of wireless investments described above, unless waived or remedied, may constitute a violation of the Company's loan agreement with the Rural Telephone Finance Cooperative.

ENVIRONMENTAL MATTERS

Management is currently not aware of any environmental matters, which in the aggregate would have a material adverse effect on the financial condition or results of operations of the Company.

NEW ACCOUNTING PRONOUNCEMENT
In January 2001, the Company adopted the Financial Accounting Standards Board's SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not currently have any derivatives and/or hedging activities and thus the adoption of this statement did not have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. Adoption of this standard did not have an impact on the Company's financial statements.


REGULATION

Pursuant to a nationwide rule adopted by the Federal Communications Commission, the Public Service Commission of Wisconsin (the "Commission") in November 2000 issued an order to collect data to establish a minimum of three cost-related zones for unbundled local loops. Although the impact upon the LEC operations of Mid-Plains, Farmers Telephone Company and Dickeyville Telephone Corporation is not known, among other potential impacts the possibility exists that they will be required to geographically de-average its unbundled local loop rates at some time in the future, which could adversely affect its revenues and results of operations.

Also in November 2000, the Commission issued a generic order regarding reciprocal compensation. For a discussion of this order see Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Note 12 included in this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside our control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: receipt and timing of regulatory and shareholder approvals and the satisfaction of other closing conditions to the merger; materially adverse changes in economic conditions in the markets served by Chorus; acquisitions/divestitures of properties and or licenses; material changes in available technology; federal, state and local regulatory and judicial decisions and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network element and resale rates; the extent, timing, success, and overall effects of competition from others in the markets Chorus currently serves; the timing and profitability of Chorus' entry into new Internet and competitive local exchange markets; and other operational matters and risks and uncertainties listed from time to time in our reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. Chorus assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have market exposure relating to foreign currency exchange rates or derivative financial instruments. Additionally, the Company is not exposed to material earnings, cash flow or changes in fair value exposures from changes in interest rates on its long-term obligations.

As of December 31, 2000, $12.5 million of the Company's long-term debt is sensitive to changes in interest rates. A 10% change in interest rates on this debt would result in a change in interest expense of $0.1 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       CHORUS COMMUNICATIONS GROUP, LTD.

                         INDEX TO FINANCIAL STATEMENTS






Independent Auditors' Report

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Financial Statements for each of the three years in the period ended December 31, 2000:

     Statements of Income

     Statements of Shareholders' Equity

     Statements of Cash Flows

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Chorus Communications Group, Ltd.

We have audited the accompanying consolidated balance sheets of Chorus Communications Group, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chorus Communications Group, Ltd. and subsidiaries as of December 31, 2000 and 1999,and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, on November 24, 2000, the Company entered into an Agreement and Plan of Merger with Telephone and Data Systems, Inc.
 /s/ Deloitte & Touche LLP
 DELOITTE & TOUCHE LLP
 Milwaukee, Wisconsin

 February 13, 2001
(February 28, 2001 as to Note 15)

                       CHORUS COMMUNICATIONS GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS


                                                  December 31,    December 31,
                  ASSETS                              2000            1999
                                                      Dollars In Thousands
CURRENT ASSETS
   Cash and cash equivalents                        $  3,773        $  4,078
   Temporary investments                                 100             800
   Accounts receivable
      Due from customers, net of allowance
       for uncollectible accounts of $306
       and $449, respectively                          4,056           5,354
      Other, principally connecting
       companies                                       2,519           1,625
   Inventories                                         2,376           1,829
   Cellular limited partnership interests              3,715               -
   Personal communication services license             3,748               -
   Other                                               2,022           1,825
      Total Current Assets                            22,309          15,511


PROPERTY, PLANT AND EQUIPMENT- NET                    55,440          47,221


CELLULAR LIMITED PARTNERSHIP INTERESTS                     -           3,715


PERSONAL COMMUNICATION SERVICES LICENSE                    -           3,748


GOODWILL, Net of accumulated amortization
   of $454 and $297, respectively                      1,060           1,217


OTHER                                                  1,670           1,543


TOTAL ASSETS                                        $ 80,479        $ 72,955

                       CHORUS COMMUNICATIONS GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS



                                                  December 31,    December 31,
  LIABILITIES AND SHAREHOLDERS' EQUITY                2000            1999
                                                      Dollars in Thousands
CURRENT LIABILITIES
  Current maturities of long-term debt              $  1,593        $  1,333
  Notes payable to banks                              17,122           4,726
  Accounts payable                                     2,098           2,531
  Accrued expenses                                     3,012           2,557
  Other                                                  745             638
    Total Current Liabilities                         24,570          11,785

LONG-TERM DEBT                                        22,815          24,217

DEFERRED INCOME TAXES                                  2,869           3,707

OTHER LIABILITIES                                      2,229           1,927
  Total Liabilities                                   52,483          41,636

MINORITY INTEREST                                        335             377

COMMITMENTS AND CONTINGENCIES (See Notes)

SHAREHOLDERS' EQUITY
  Common stock, no par value;
    authorized 25,000,000 shares;
    issued 5,415,288 shares                           14,783          14,791
  Less treasury stock at cost
    40,563 and 41,880 shares, respectively              (694)           (717)
  Retained earnings                                   13,572          16,868
    Total Shareholders' Equity                        27,661          30,942





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 80,479        $ 72,955









See Notes to Consolidated Financial Statements.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

In Thousands Except for Per Share Data           Year Ended December 31,
                                               2000        1999        1998

REVENUES AND SALES
   Local exchange carrier services           $26,225     $26,601     $25,592
   System sales and services                   6,953      11,065      13,060
   Other services and sales                   11,569       9,926       7,345
     Total Revenues and Sales                 44,747      47,592      45,997

OPERATING COSTS AND EXPENSES
   Cost of goods sold                          5,317       9,408       9,326
   Cost of local exchange carrier and
    other services                            12,085       9,381       7,705
   Selling, general & administrative          17,723      16,343      13,696
   Depreciation and amortization               6,951       5,957       5,336
Total Operating Costs and Expenses            42,076      41,089      36,063

OPERATING INCOME                               2,671       6,503       9,934

   Other income                                  153         744         362
   Interest expense                           (2,451)     (1,767)     (1,727)
   Minority interest                              42          (3)         (4)
INCOME BEFORE INCOME TAXES                       415       5,477       8,565

INCOME TAX EXPENSE                               273       2,110       3,394

NET INCOME                                   $   142     $ 3,367     $ 5,171

BASIC AND DILUTED EARNINGS PER SHARE         $   .03     $   .62     $   .96


Basic weighted average common
   shares outstanding                          5,373       5,412       5,406

Diluted weighted average common
   shares outstanding                          5,379       5,412       5,406









See Notes to Consolidated Financial Statements.

                       CHORUS COMMUNICATIONS GROUP, LTD.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In Thousands Except for Per Share Data
                         Common Stock    Treasury Stock                Total
                                                         Retained  Shareholders'
                        Shares  Amount   Shares  Amount  Earnings      Equity

Balances,
December 31, 1997       5,369 $ 13,868                   $ 14,905    $ 28,773

   Net income                                               5,171       5,171
   Cash dividend
       - $.59 a share                                      (3,192)     (3,192)
   Issuance of stock
      in acquisition
      of businesses        40      800                                    800

Balances,
December 31, 1998       5,409   14,668                     16,884      31,552

   Net income                                               3,367       3,367
   Cash dividend
     - $.625 a share                                       (3,383)     (3,383)
   Employee stock
     purchase plan          4       86                                     86
   Stock incentive          2       37                                     37
   Purchase of
     common stock                           42   $ (717)                 (717)

Balances,
December 31, 1999       5,415   14,791      42     (717)   16,868      30,942

   Net income                                                 142         142
   Cash dividend
     - $.64 a share                                        (3,438)     (3,438)
   Employee stock
     purchase plan                  (8)     (5)      98                    90
   Purchase of
     common stock                            4      (75)                  (75)

Balances,
December 31, 2000       5,415  $14,783      41   $ (694)  $13,572     $27,661

 See Notes to Consolidated Financial Statements.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
Dollars In Thousands                             2000        1999        1998

OPERATIONS
  Net income                                 $    142     $ 3,367     $ 5,171
  Adjustments to reconcile net income
    to net cash from operations:
    Depreciation and amortization               6,951       5,957       5,336
    Deferred income taxes                        (657)       (298)        333
    Provision for uncollectible accounts         (143)        385          53
    Changes in current assets and
    current liabilities excluding effects
    of acquisitions:
       Receivables                                547        (381)       (893)
       Inventories                               (547)         91         (70)
       Payables                                  (433)     (2,259)        169
       Accrued expenses                           455       1,866        (202)
    Other                                         194         434         295
      Net cash from operations                  6,509       9,162      10,192

INVESTING
  Capital expenditures                        (15,237)     (7,690)     (9,653)
  Acquisitions (net of cash acquired)               -           -        (357)
  Personal communication services license           -        (168)        (22)
  Change in short-term investments                700         500       1,200
  Other - net                                     155          89         119
      Net cash used in investing              (14,382)     (7,269)     (8,713)

FINANCING
  Net change in short-term debt                12,396       2,096         619
  Long-term debt issued                         5,000           -       4,486
  Long-term debt repaid                        (6,405)     (1,261)       (801)
  Sale of common stock                              -         123           -
  Sale of treasury stock under employee
    stock plan                                     90           -           -
  Purchase of treasury stock                      (75)       (717)          -
  Dividends paid                               (3,438)     (3,383)     (3,192)
      Net cash from (used in) financing         7,568      (3,142)      1,112
(Decrease) increase in cash and
 cash equivalents                                (305)     (1,249)      2,591

Cash and cash equivalents:
  Beginning of period                           4,078       5,327       2,736
  End of period                               $ 3,773     $ 4,078     $ 5,327

See Notes to Consolidated Financial Statements.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENDING MERGER

On November 24, 2000 Chorus Communications Group, Ltd. (the "Company") entered into an Agreement and Plan of Merger with Telephone and Data Systems, Inc. ("TDS") and Singer Acquisition Corp. ("Singer"), a wholly owned subsidiary of TDS, pursuant to which Singer will be merged with and into the Company and the Company will become a wholly owned subsidiary of TDS. Under the merger agreement, each outstanding share of common stock of the Company will be converted into the right to receive from TDS $36.07 per share in cash.

Consummation of the merger is subject to a number of conditions including, among others, (i) approval of the merger agreement by the requisite vote of Chorus shareholders, (ii) receipt of required governmental approvals, except as would not be expected to have a material adverse effect on TDS or its subsidiaries and (iii) each party's compliance with its agreements under the merger agreement, including the disposition of certain of Chorus' wireless properties.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Chorus Communications Group, Ltd. and its subsidiaries ("Chorus or the Company") is a telecommunications company that provides phone, data and other services through its local exchange carrier ("LEC") subsidiaries. The Company also sells, installs and services business telephone systems and computer networks. Additionally, the Company has operations in directory publishing, long distance, competitive local exchange carrier ("CLEC") and Internet services. The Company's operations are primarily in Southern Wisconsin.

BASIS OF PRESENTATION
The consolidated financial statements of Chorus include the accounts of its majority-owned subsidiaries. All significant intercompany items have been eliminated in consolidation. Investments of less than 20% are accounted for on the cost basis.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain LEC subsidiaries of Chorus are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." The Company periodically reviews the criteria for applying these provisions to determine whether continuing application of SFAS 71 is appropriate for these LEC subsidiaries.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. Adoption of this standard did not have an impact on the Company's financial statements.

ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising expense totaled $1.1 million, $0.7 million and $0.5 million in 2000, 1999, and 1998, respectively.

CASH AND CASH EQUIVALENTS
All highly liquid, short-term investments with an original maturity of three months or less are considered to be cash equivalents.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

TEMPORARY INVESTMENTS
Cash investments with original maturities of three months to 12 months are classified as temporary investments. Temporary investments are stated at cost which approximates market value.

CONCENTRATIONS
Financial instruments which subject the Company to concentrations of credit risk consist primarily of accounts receivable, cash and cash equivalents and temporary investments. Accounts receivable due from customers are stated net of allowances for uncollectible accounts of approximately $0.3 million and $0,4 million as of December 31, 2000 and 1999, respectively. Other accounts receivable are due primarily from connecting companies. The percentage of revenues for long-distance services provided to local exchange carriers which exceeded 10% of LEC revenues were: AT&T Communications, Inc. 20% in 2000, 17% in 1999, and 16% in 1998; and MCI 13% in 1998.

STOCK COMPENSATION
The Company accounts for employee stock options and employee stock purchase plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price of the stock on the day of grant. Subsequent to ABP 25, SFAS No, 123, "Accounting for Stock Based Compensation", became effective. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 10 for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

STOCK SPLIT
On March 6, 1998, the Company declared a two-for-one stock split in the form of a 100% dividend, which was distributed on April 15, 1998, to shareholders of record on April 1, 1998.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

TREASURY STOCK
In December 1999, the board of directors authorized the repurchase, at management's discretion, of up to 10% of the outstanding shares of the Company's stock. The Company's repurchases of shares of Common Stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity".

BASIC AND DILUTED EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Shares used in the diluted earnings calculation are based on the weighted average number of shares of common stock outstanding increased by dilutive potential common equivalent shares from stock options. Common equivalent shares are computed using the treasury stock method.

NEW ACCOUNTING PRONOUNCEMENT
In January 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not currently have any derivatives and/or hedging activities and thus the adoption of this statement did not have a material impact on the Company's financial statements.

RECLASSIFICATION
Certain amounts previously reported for prior years have been reclassified to conform with the 2000 presentation.

3.    ACQUISITIONS

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

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

                                             December 31,
                                           2000        1999
In Thousands
Land                                     $ 1,382     $ 1,382
Buildings                                  8,415       8,349
Digital switching equipment               30,332      21,657
Cable, wiring and conduit                 39,794      36,929
Computers                                  4,801       4,562
Internet equipment                         3,401       1,626
Other                                      7,190       7,107
Under construction                           218         276
                                          95,533      81,888
Less accumulated depreciation            (40,093)    (34,667)
Total property, plant and equipment      $55,440     $47,221

Property, plant and equipment is depreciated using useful lives ranging from three to forty years.

5.    WIRELESS INVESTMENTS

The Company has two limited partnership interests in cellular telephone service providers. Both partnerships are accounted for using the cost method. The Company's 18.1% interest in the Madison Metropolitan Statistical Area ("Madison") and 2.0% interest in Wisconsin Rural Statistical Area 8 totaled $3.7 million in 2000 and 1999.

The Company owns 75% of PCS Wisconsin, LLC (PCS-WI). PCS-WI holds an F-block license which allows it to construct and operate a personal communications services system (PCS) in ten counties in Southern Wisconsin. Under the terms of the license, there must be a 25% buildout by April 2002. Buildout would require substantial capital and operating expenditures in a highly competitive market. The license is carried at cost including acquisition costs. In addition, interest charges of $168,000 and 162,000 were capitalized to the license in 1999 and 1998, respectively. No interest was capitalized in 2000.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    WIRELESS INVESTMENTS (CONTINUED)

As part of the pending merger of the Company described in Note 1, the Company is required to divest itself of its Madison and PCS-WI wireless investments, and correspondingly, these investments have been classified as current as of December 31, 2000. The sale of these investments, unless waived or remedied, may constitute a violation of the Company's RTFC Loan Agreement discussed in Note 6.

6.    DEBT

      Long-term debt as of December 31, 2000 and 1999 is as follows:

                                    Interest                     December 31,
                                     Rates    Maturities        2000      1999
In Thousands
Mortgage Notes -
  RUS                            2% to 5%     2001-2017     $   445     $  486
  FCC                               6.25%     2001-2007       2,204      2,471
  RTB                            4% to 8%     2001-2017       2,074      2,224
  RTFC                      6.95% to 8.4%*    2001-2012      15,986     11,442
  AnchorBank                        7.75%**   2001-2017       3,699      3,802
Registered Subordinate
  Debentures                           8%       2000              -      5,000
Promissory Notes                     8.5%       2000              -        125
                                                             24,408     25,550
Less current portion                                         (1,593)    (1,333)

Long-term debt                                              $22,815    $24,217


* Variable rate based on RTFC's cost except for $3.5 million fixed at 7.4% through February 2008.
** Fixed through November 2002.

   In June of 2000, registered subordinate debentures of $5 million were retired by the Company. Funds for the retirement were provided by long-term financing by the Rural Telephone Finance Cooperative (RTFC). In January of 1998, Chorus incurred $0.5 million in promissory notes related to the acquisition of IntraNet, Inc.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEBT (Continued)

   Under the RTFC loans, Subordinated Capital Certificates (SCCs) are required to be purchased by the Company equal to 5% of the advanced amount. SCCs are non-interest bearing and are returned as the loan is repaid.

   Substantially all assets of Chorus are pledged as collateral for the long-term debt under loan agreements with the Rural Utilities Service (RUS), the Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative
   (RTFC) or AnchorBank. The PCS license is pledged as collateral for the long-term debt under a loan agreement with the Federal Communications Commission (FCC).

   Under the loan agreements, certain subsidiaries have restrictions as to the transfer of funds (see Note 9) and the amount of debt until certain financial requirements are met. There are also other restrictive covenants related to specific financial ratios. The Company is currently in compliance with these financial ratios.

   The annual requirements for principal repayments on long-term debt are approximately $1.6 million, $1.7 million, $1.8 million, $1.9 million, and $2.1 million for the years 2001 through 2005, respectively.

   Short-term financing included notes payable at December 31, 2000 and 1999 of $17.1 million and $4.7 million at weighted average interest rates of 10.1% and 8.3%, respectively. The stock of one of the Company's LEC subsidiaries is pledged as collateral on this debt. Chorus and its subsidiaries had available unused lines-of-credit of $0.9 million at December 31, 2000.

   Cash paid for interest for 2000, 1999 and 1998 totaled $2.4 million, $1.8 million and $1.7 million, respectively.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES

   The components of income tax expense were as follows:

                                              Year Ended December 31,
                                          2000         1999         1998
In Thousands
Current:
  Federal                                $  157       $1,695       $2,446
  State                                     773          713          594
Deferred:
  Federal                                   101           23          285
  State                                    (703)        (264)         110
Amortization of deferred
  investment tax credits                    (55)         (57)         (41)
Total income tax expense                 $  273       $2,110       $3,394

Cash paid for income taxes for 2000, 1999 and 1998 totaled $1.1 million, $2.4 million and $3.5 million, respectively.

The following is a reconciliation of the statutory federal income tax rate of 34% to Chorus' effective income tax rate.

                                              Year Ended December 31,
                                          2000         1999         1998
Statutory federal income tax rate         34.0%        34.0%        34.0%
State income taxes, net of
  federal benefit                         11.2          5.4          5.7
Amortization of investment tax
  credits                                (13.2)        (1.0)         (.5)
Adjustments of prior period estimates     15.2            -            -
Amortization of goodwill                  12.0           .9           .5
Other                                      6.6          (.8)         (.1)
Effective income tax rate                 65.8%        38.5%        39.6%

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (Continued)

   The components of Chorus' deferred tax assets (liabilities) were as follows:

                                                       December 31,
                                                    2000         1999
In Thousands
Deferred tax assets:
  Compensated absences                           $   466      $   367
  Inventory reserve                                  214          327
  Deferred compensation                              354          320
  Allowance for uncollectible accounts               115          171
  State net operating loss carry forward             586          163
  Deferred income                                     72          128
  Merger costs                                       316          113
  Deferred startup cost                              301           51
  Cellular interests                                 448           78
  Other                                              309          185
    Deferred tax assets                            3,181        1,903

Deferred tax liabilities:
  Property, plant and equipment
    depreciation                                  (4,956)      (4,384)
  PCS License amortization                          (495)        (410)
  Unamortized investment tax credit                    -          (36)
    Deferred tax liabilities                      (5,451)      (4,830)

Net deferred tax liabilities                      (2,270)      (2,927)
Less: Current deferred tax assets                   (599)        (780)
    Long-term deferred tax liabilities           $(2,869)     $(3,707)


   The Company has $12.1 million in state net operating losses which will expire in 2020.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LEASES

   The Company leases various facilities and offices under operating leases which expire over the next ten years. Rent expense under these leases was $282,000, $143,000 and $130,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   The future minimum lease payments under noncancelable operating leases greater than one year as of December 31, 2000 are as follows:

                  2001        $  295,000
                  2002           301,000
                  2003           280,000
                  2004           239,000
                  2005           131,000
                  Thereafter     522,000
                              $1,768,000


9. RESTRICTION ON COMMON STOCK DIVIDENDS

   At December 31, 2000, all of the consolidated retained earnings were available for the payment of cash dividends on shares of Chorus common stock. However, certain LECs may not transfer funds to the parent in the form of cash dividends, loans or advances until certain financial requirements of their mortgages have been met. Of the $9.9 million underlying retained earnings of all Chorus subsidiaries at December 31, 2000, $4.7 million was available for the payment of dividends on the subsidiaries' common stock.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS AND STOCK COMPENSATION

   PENSION PLAN
   On April 15, 1997, a LEC subsidiary of Chorus terminated its defined benefit pension plan. As a result of the settlement of the plan, the Company realized pension plan benefit income of $0.4 million in 1998.

   401(k) BENEFIT PLANS
   Chorus sponsors defined contribution 401(k) benefit plans to substantially all full-time employees. Under the plans, the Company provides matching contributions based on qualified employee contributions. Matching contributions were as follows: 2000 - $595,000, 1999 - $498,000 and 1998 -
   $457,000.

   STOCK PURCHASE PLAN AND STOCK BASED COMPENSATION
   In January 1999, Chorus initiated an Employee Stock Purchase Plan. Under the plan, employees are able to purchase common stock of the Company during quarterly periods, not to exceed $7,500 for a calendar year. The price an employee pays for a share of stock may be no less than 85% of fair market value. In the absence of an established market, fair market value is determined by a committee selected by the Company's Board of Directors. In accordance with the terms and conditions of the merger agreement with TDS, the plan was suspended on December 31, 2000.

   In 1999, the Company issued 2,000 shares as incentive compensation to an officer of the Company.

   STOCK INCENTIVE PLAN
   The Company adopted a stock incentive plan effective January 1, 2000. Under terms of the plan, officers and certain other employees may be granted options to purchase the company's common stock at no less than 100% of the market price on the date the option is granted. Options generally vest immediately upon the grant and have a maximum term of 10 years. Options become exercisable upon the earlier of meeting certain performance criteria, a change in control as defined in the plan, retirement, death or disability.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS AND STOCK COMPENSATION (CONTINUED)

    At December 31, 2000, a total of 445,900 shares were reserved for future issuance under the stock incentive plan. During 2000, 54,100 options were granted with a weighted average exercise price of $15.03. The range of exercise prices on options granted in 2000 is $15.00 to $15.94. No shares were exercised or cancelled in 2000. None of the options are exercisable at December 31, 2000. The merger agreement with TDS provides that all stock options held by employees of the Company, whether vested or not, will be cancelled at the time the pending merger is completed in exchange for, at the election of the option holder, either (i) a cash payment equal to the "spread" on the option or (ii) options to acquire a number of shares of TDS common stock equal in value to the value of the options held immediately prior to consummation of the merger.

    Had compensation expense for the Company's stock incentive and stock purchase plans been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, for the year ended
    December 31, 2000 the Company's net income would have been reduced to $111,000 from the reported $142,000. Diluted earnings per share would have been reduced to $0.02 from $0.03 for the year ended December 31, 2000.

    The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: expected life of option of 6 years; risk-free interest rate of 5.0%; expected volatility of 40% and an expected dividend yield of 1.85%. The weighted average fair value of options granted during 2000 was $5.82.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, temporary investments, accounts receivable, accounts payable, accrued expenses and short-term debt are based on face amounts which approximate fair value.

    The fair value of long-term debt, estimated using discounted cash flow analysis based on Chorus' estimated current incremental borrowing rates for debt with similar terms, was as follows:

                                             December 31,
                                           2000        1999
                                             In Thousands
                Carrying amount         $24,408     $25,550
                Fair market value       $23,451     $25,046

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

    An industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. In November of 2000, the Public Service Commission of Wisconsin issued a generic order regarding this compensation. The Company has filed a petition for judicial review of the order. The Company continues to believe that it is not legally obligated to pay the compensation required under the order, given the facts and circumstances of its particular contract with TDS. However, if the Company is not successful in the challenge of this order, the Company might be required to pay up to $0.7 million in reciprocal compensation to TDS for the period August 1, 1998 through December 31, 2000. Due to the uncertainty of this matter, this potential liability is not reflected in the Company's financial statements at December 31, 2000.

13. OPERATING SEGMENTS

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

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   OPERATING SEGMENTS (Continued)

The segments' accounting policies are the same as those described in the summary of significant accounting policies.

(In Thousands)
                                         2000        1999        1998
LEC Services

Revenue and sales -
  External customers                   26,225      26,601      25,592
   Intersegment                         1,806       1,362         675
Interest revenue                          471         512         234
Interest expense                        1,514       1,355       1,407
Depreciation and amortization           5,566       4,949       4,625
Segment profit                          5,423       5,981       5,250
Segment assets                         52,758      51,549      51,842
Expenditures for segment assets         6,630       5,896       8,100

System Sales and Services

Revenue and sales -
   External customers                   6,953      11,065      13,060
   Intersegment                           191           -           -
Interest revenue                            8           3           -
Interest expense                          455          87          60
Depreciation and amortization             300         289         214
Segment loss                           (2,327)     (2,426)        (34)
Segment assets                          2,869       6,417       5,389
Expenditures for segment assets           133         618         315

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPERATING SEGMENTS (Continued)

(In Thousands)
                                         2000        1999        1998
Internet

Revenue and sales -
   External customers                   5,236       4,463       2,617
   Intersegment                            44           -           -
Interest revenue                            -           1           1
Interest expense                          317         164          56
Depreciation and amortization             698         447         170
Segment (loss) profit                    (650)         35         150
Segment assets                          4,160       1,429       1,164
Expenditures for segment assets         1,806         785         508

Other

Revenue and sales -
   External customers                   6,333       5,463       4,728
   Intersegment                         2,020       1,319         807
Interest revenue                            6          43         139
Interest expense                          668         433         354
Depreciation and amortization             387         272         327
Segment loss                           (2,304)       (223)       (195)
Segment assets                         20,692      13,560      14,282
Expenditures for segment assets         6,668         391         730


Total

Revenue and sales -
   External customers                  44,747      47,592      45,997
   Intersegment                         4,062       2,681       1,482
Interest revenue                          485         559         374
Interest expense                        2,954       2,039       1,877
Depreciation and amortization           6,951       5,957       5,336
Segment profit                            142       3,367       5,171
Segment assets                         80,479      72,955      72,677
Expenditures for segment assets        15,237       7,690       9,653

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OPERATING SEGMENTS (Continued)

    The depreciation of Chorus' headquarters building is allocated to each segment. The related net cost of $5 million at December 31, 2000, 1999 and 1998 is not allocated to each segment, but included in the other segment assets.

    Total segment interest expense includes intercompany activity of $503,000, $272,000 and $150,000 for 2000, 1999, and 1998, respectively.

                       CHORUS COMMUNICATIONS GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY FINANCIAL INFORMATION (Unaudited):

                                                    Quarter Ended
                                     March 31    June 30     Sept. 30    Dec.31
In Thousands,
Except For Per Share Data
2000
Operating Revenues                   $ 11,857   $ 11,102      $11,124   $10,664
Operating Income                        1,801        792          880      (802)
Net Income                                843         81          181      (963)
Basic and Diluted
  Earnings Per Share                      .16        .01          .03      (.17)

1999
Operating Revenues                   $ 11,656   $ 11,547      $11,300   $13,089
Operating Income                        1,975      1,934        1,517     1,077
Net Income                              1,000      1,088          764       515
Basic and Diluted
  Earnings Per Share                      .18        .21          .14       .09

1998
Operating Revenues                    $10,938    $11,169      $11,628   $12,262
Operating Income                        2,559      2,745        2,251     2,379
Net Income                              1,377      1,439        1,169     1,186
Basic and Diluted
  Earnings Per Share                      .26        .27          .22       .21

    Increased expenses during the fourth quarter of 2000 were the result of costs incurred in regard to the pending merger and costs associated with the start-up of the Company's CLEC operations. These costs, when combined, approximated $1.0 million, net of taxes.

    Adjustments during the fourth quarter of 1999 included increases to the valuation allowances for customer receivables and inventory which, net of taxes, approximated $0.6 million.

15. SUBSEQUENT EVENT

    As described in Note 5, the Company has a 75% interest in PCS-WI which holds an F-block wireless license. On February 28, 2001, the Company entered into an agreement for the sale of its interest in PCS-WI which is expected to result in a gain. The agreement provides, among other matters, that the closing of such sale shall occur simultaneously with the closing of the transactions contemplated by the TDS merger agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Chorus with ages as of January 1, 2001, are as follows:

Name                             Age   Position
Dean W. Voeks                    58    President, Chief Executive Officer
                                       and Director: 2001*

Howard G. Hopeman                56    Executive Vice President, Chief
                                       Financial Officer and Treasurer

Darold J. Londo                  36    President of Chorus Networks, Inc.
                                       a subsidiary

Grant B. Spellmeyer              35    Vice President, Secretary and
                                       General Counsel

Carrie L. Bennett-Barndt (1)(2)  48    Director: 2002*

Charles Maulbetsch (1)(2)        65    Director: 2002*

Harold L.(Lee) Swanson (1)(2)    62    Director: 2003*

Douglas J. Timmerman (1)(2)      60    Director: 2001*
[FN]
<F1>
(1) Member of Compensation Committee
<F2>
(2) Member of Audit Committee
*   Annual Meeting at which current director term expires

Dean W. Voeks is President, Chief Executive Officer and a Director of Chorus; he has been associated with Chorus and/or its subsidiaries for more than 14 years. He has been President, Chief Executive Officer and a director of Chorus since it was formed in June 1997 and President and Director of a subsidiary of Chorus since 1991. Mr. Voeks is also a director of First Business Bank of Madison.

Howard G. Hopeman is Executive Vice President, Chief Financial Officer and Treasurer of Chorus; he has been associated with Chorus and/or its subsidiaries for more than 12 years. He has been Executive Vice President and Chief Financial Officer of Chorus since it was formed in June 1997, Treasurer of Chorus since 1999 and an officer of a subsidiary of Chorus since 1988.

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

Carrie L. Bennett-Barndt is President and Director of Bennett-Barndt Enterprises, Inc., an operator of certain McDonald Restaurants with which she has been associated for over 11 years. She has been a director of Chorus since April 1999.

Charles Maulbetsch was a Vice President of Middleton Community Bank from January 1, 1995 until his retirement December 31, 1995; prior to that he was a Bank Consultant. He has been a director of Chorus since it was formed in June 1997 and a director of a subsidiary of Chorus from 1981 to 1999.

Harold L.(Lee) Swanson is Chairman of the Board and Chief Executive Officer of State Bank of Cross Plains of which he has been associated with for more than 35 years. He has been a director of Chorus since it was formed in June 1997 and a director of a subsidiary of Chorus from 1981 to 1999. Mr. Swanson is also a director of Madison Gas & Electric Company and is currently Chairman of Chorus' Audit Committee.

Douglas J. Timmerman is Chairman of the Board, President and Chief Executive Officer of Anchor BanCorp Wisconsin Inc. with which he has been associated with for more than 23 years. He has been a director of Chorus since it was formed in June 1997 and a director of a subsidiary of Chorus from 1976 to 2001. Mr. Timmerman is currently Chairman of Chorus' Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on review of the copies of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during 2000 all required filings were made in a timely fashion, except the following officers filed late their initial statement of ownership: Ms. DeAnne Boegli and Mr. Mark Mathews. It was not previously reported in 1999 that one officer, Mr. Robert Busch, filed late an initial statement of ownership.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The total 2000 annual director fees received for serving on Chorus' Board and any subsidiary boards were $20,000 each for Messrs. Maulbetsch, Swanson and Timmerman and Ms. Bennett-Barndt. In addition, Mr. Timmerman received $3,400 for serving as an officer of a subsidiary company. Mr. Voeks did not receive any director fees. The Chorus Board of Directors met eleven times in 2000. All directors attended more than 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which they served.

The Company has standing Audit and Compensation Committees.

The members of the Audit Committee are Messrs. Maulbetsch, Swanson and Timmerman and Ms. Bennett-Barndt. The Audit Committee's function is to meet with management and the independent public accountants to review with them the scope and results of their audits, the Company's accounting practices, and the adequacy of the Company's internal controls. The Audit Committee held three meetings in 2000.

The members of the Compensation Committee are Messrs. Maulbetsch, Swanson and Timmerman and Ms. Bennett-Barndt. The Compensation Committee determines the compensation of the Chief Executive Officer and reviews compensation guidelines for all other employees. The Compensation Committee held four meetings in 2000.

                       COMPENSATION COMMITTEE INTERLOCKS
                                      AND
                             INSIDER PARTICIPATION

Mr. Timmerman, President of Dickeyville Telephone Corporation, a Chorus subsidiary, is a member of the Compensation Committee.

EXECUTIVE COMPENSATION

The following table summarizes the compensation for the years 2000, 1999 and 1998 of the Chief Executive Officer and the three other executive officers of the Company.


                           SUMMARY COMPENSATION TABLE
                                                   Long-Term
                            Annual Compensation   Compensation
Name and                                         Restricted Stock
Principal                            Other Annual Stock   Option    All Other
Position         Year  Salary  Bonus Compensation Award  Award # Compensation(3)

Dean W. Voeks:   2000 $205,000 $52,000 $     0  $     0  12,300    $54,690
 President and   1999  185,000       0  16,000(1)37,000(2)    0     54,500
 Chief Executive 1998  175,000  40,000       0        0       0     54,190
 Officer

Howard G.
Hopeman:         2000 $145,000 $29,000 $     0  $     0   8,700    $42,470
 Executive       1999  116,000  25,000       0        0       0     41,926
 Vice President, 1998  110,000  25,000       0        0       0     41,420
 Chief Financial
 Officer,
 and Treasurer

Darold J. Londo: 2000 $117,000 $23,000 $     0  $     0   7,000    $ 9,813
 President of    1999   95,700  30,000       0        0       0      7,669
 Chorus          1998   85,000  10,000       0        0       0      4,408
 Networks, Inc.,
 a subsidiary

Grant B.         2000 $115,000 $23,000 $     0  $     0   6,900    $ 9,548
Spellmeyer(4)    1999   46,552  17,500       0        0       0      4,448
 Vice President, 1998        0       0       0        0       0          0
 Secretary And
 General Counsel

Footnotes
      <F1>
      1In 1999 Mr. Voeks received $16,000 for the reimbursement of taxes on a restricted stock grant.
      <F2>
      2In 1999, Mr. Voeks was granted 2000 shares of vested restricted stock which was valued at market price at the time of grant. Dividends are paid on this restricted stock.
      <F3>
      3All other compensation includes the following: (i) the Company's contributions to 401K and/or deferred compensation plans; (ii) the Company's annual contributions for 2000, 1999 and 1998 to a non-qualified supplemental retirement plan: Mr. Voeks - $44,190, and Mr. Hopeman - $31,970; and (iii) the Company's 1999 payment to Mr. Voeks of $310 to cover a dividend missed on the restricted stock.
      <F4>
      4 Mr. Spellmeyer joined the company in June 1999.

Stock Options Granted in 2000

The Company adopted a stock incentive plan effective January 1, 2000. Under terms of the plan, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally vest immediately upon the grant and have a maximum term of 10 years. Options become exercisable upon the earlier of meeting certain performance criteria, a change in control as defined in the plan, retirement, death or disability.

All stock options held by employees of the Company, whether vested or not, will be cancelled at the time the pending merger with TDS is completed in exchange for, at the election of the option holder, either (i) a cash payment equal to the "spread" on the option or (ii) options to acquire a number of shares of TDS common stock equal in value to the value of the options held immediately prior to consummation of the merger.

The following table sets forth information for the year ended December 31, 2000 reflecting the grant of stock options to the executive officers of the Company.


                                                                 Potential Value
                                                                Value at Assumed
                                                                 Annual Rates of
                                                                   Stock Price
                                                                Appreciation for
                                      Individual Grants          Option Term (a)
                     Number of   Percent of
                    Securities  Total Options
                    Underlying   Granted to
                      Options   Employees in Exercise Expiration
      Name          Granted (#)  Fiscal Year   Price     Date       5%     10%

Dean W. Voeks         12,300      22.7%      $ 15.00   4/27/06 $ 62,748 $142,353
Howard G. Hopeman      8,700      16.1         15.00   4/27/06   44,382  100,689
Darold J. Londo        7,000      12.9         15.00   4/27/06   35,710   81,014
Grant B. Spellmeyer    6,900      12.8         15.00   4/27/06   35,200   79,857


(a) This column shows the hypothetical gains on the options granted based on assumed annual compound price appreciation of 5% and 10% over the full six-year term of the options. The assumed rates of appreciation are mandated by the SEC and do not represent our estimate or projection of future prices.

REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the "Committee") is composed of four independent Directors who are responsible for setting and administering compensation, including base salary and annual bonus paid or awarded to Mr. Voeks, President and Chief Executive Officer of Chorus Communications Group, Ltd. ("Chorus" or the "Company"). In addition, the Committee reviews the compensation of other executives, which are set by Mr. Voeks.


During 1999 into early 2000, the Committee developed a new executive compensation program focused on rewarding shareholder value creation and performance against key drivers of total shareholder return. Key features of the new executive compensation program are as follow:

Compensation Philosophy:

Reward shareholder value creation and performance versus key drivers of total shareholder return.
Reward team success while recognizing individual contribution.
Structure compensation opportunities and the mix of base salary, annual incentives, and long-term incentives to reflect compensation practices at similarly-sized telecommunication industry peers.
Fund annual incentives and determine the exercisability of stock options in part by performance relative to that of the performance of the compensation peer group.
Encourage stock ownership to foster an ownership mentality.

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


Base Salary: Base salaries and salary increases are based on individual performance, as demonstrated over time and managed around the peer group median.

Annual Incentives: Relative peer performance measures are used to assess corporate performance. Relative performance measures allow the Committee to assess how well Chorus performs versus identified peers. Thus, management's ability to create value for our shareholders in a changing regulatory environment, changing economic conditions, and in response to changing consumer behaviors versus how well our peers perform directly affect executive pay. Individual awards also reflect each executive's performance. The Committee intended that annual incentive awards be paid using a combination of cash and restricted stock. For 2000, cash stock awards were granted based on the factors described above. However, restricted stock was not awarded because it is not allowed under the November 24, 2000 Agreement and Plan of Merger which the Company entered into with Telephone and Data Systems, Inc.

Long-Term Incentives: Chorus uses stock options under the Stock Incentive Plan approved by the shareholders on April 26, 2000, to reward success as measured by the appreciation in the Company's common stock price. As a result, the interests of executives are closely linked with those of stockholders. In 2000, a total of 54,100 stock options were awarded under the Stock Incentive Plan, including 38,700 stock options to the executive officers named in the summary compensation table.

2000 COMPENSATION FOR THE PRESIDENT AND CHIEF EXECUTIVE OFFICER

The Compensation Committee considered the factors described above in establishing the President and Chief Executive Officer's 2000 remuneration, including base salary and annual cash incentive (bonus), as well as stock options awarded during 2000 under the Stock Incentive Plan. Among other factors, this included a comparison of a peer group of telecommunications industry companies' revenue and net income growth rates, and return on equity for approximately the past three year period.





                                          Respectfully submitted by:


                                          Douglas J. Timmerman, Chairman
                                          Carrie Bennett-Barndt
                                          Charles Maulbetsch
                                          Harold L. (Lee) Swanson

FIVE-YEAR PERFORMANCE COMPARISON

The graph below provides an indicator of cumulative total shareholder returns for Chorus(1) as compared with the Russell 2000 and a Peer Group(2).








[Line graph of data points]



INDEX RETURNS
Years Ending
                                   Base
                                  Period
Company Name/Index                Dec 95  Dec 96  Dec 97  Dec 98  Dec99  Dec 00
Chorus Communication Group, Ltd.    100   105.23  105.49   99.27  97.22  199.19
Russell 2000                        100   116.49  142.54  138.91 168.44  163.35
Peer Group                          100    93.43  116.50  155.15 253.03  186.47

Explanation
The graph assumes $100 invested on December 31, 1995 in Chorus common stock, Russell 2000, and the Peer Group. Total return assumes reinvestment of dividends.

FOOTNOTES
    <F1>
1 Chorus was formed on June 1, 1997 as a result of merging Mid-Plains, Inc. and Pioneer Communications, Inc. into subsidiaries of the Company. The total return for Chorus is based on the total return on Chorus' common stock beginning June 1997 and Mid-Plains, Inc.'s common stock prior to the mergers.
    <F2>
2 The Peer Group is composed of the following holding companies that compete in the Company's industry segment of telecommunications services and operate in markets which include rural Wisconsin communities: Century Tel Inc.; Citizens Communication Company; and Telephone & Data Systems, Inc. Frontier Corporation was removed from the Peer Group because it has been acquired.

                           MANAGEMENT CONTINUITY PLAN

Chorus has severance pay agreements ("Agreements") with Messrs. Voeks, Hopeman, Londo and Spellmeyer. The purpose of the Agreements is to encourage the executive officers to continue to carry out their duties in the event of the possibility of a change in control of the Company.

Benefits are payable under the Agreements only if a change in control has occurred and within three years after such change the executive's employment is terminated: (a) by the Company or its successor for reasons other than "cause"; or (b) voluntarily by the executive for "good reason," in each case as defined in the Agreements. The principal benefit under the Agreement is a lump-sum payment equal to as much as 2.99 times the executive's annual compensation. The agreements for Messrs. Voeks, Hopeman and Londo are dated December 3, 1998 and the agreement for Mr. Spellmeyer is dated July 9, 1999. Each agreement terminates after three years but is automatically extended on an annual basis unless either the Company or the respective employee gives a written notice of cancellation of such automatic extension.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth the amount of Chorus common stock beneficially owned by each of its directors, each of the executive officers and all directors and executive officers as a group as of February 6, 2001. To Chorus' knowledge, no shareholder owned five percent or more of Chorus' outstanding common stock as of February 6, 2001. Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the shares indicated, as of February 6, 2001.

                                                   Shares               Percent
Name of Beneficial Owner                      Beneficially Owned        of Class
   Carrie L. Bennett-Barndt                          940(1)                 *
   Howard G. Hopeman                              24,018(2)(3)              *
   Darold J. Londo                                 7,188(3)                 *
   Charles Maulbetsch                             53,000(2)               1.0%
   Grant B. Spellmeyer                             7,400(2)(3)              *
   Harold L. (Lee) Swanson                        16,500(2)                 *
   Douglas J. Timmerman                           76,421(4)               1.4%
   Dean W. Voeks                                  19,989(2)(3)(5)           *
All directors and executive
officers as a group
(8 persons)                                      205,456(6)               3.8%




* Represents less than one percent of class of outstanding shares.
<F1>
      1 Includes 440 shares of common stock held by a corporation in which Ms. Bennett-Barndt has a pecuniary interest and voting and investment power.
<F2>
      2 Includes 10,488, 1,000, 500, 13,789 and 2,074 shares of common stock in self-directed Individual Retirement Accounts, to which Messrs. Hopeman, Maulbetsch, Spellmeyer, Swanson and Voeks, respectively, have voting and investment power.
<F3>
      3 Includes 8,700, 7,000, 6,900 and 12,300 shares of common stock underlying options grated pursuant to the company's 2000 Stock Incentive Plan to Messrs. Hopeman, Londo, Spellmeyer and Voeks, respectively.
<F4>
      4 Includes 45,424 shares of common stock in a family partnership and 30,829 shares of common stock in a family trust in which Mr. Timmerman has a pecuniary interest and voting and investment power; and 168 shares of common stock in which Mr. Timmerman has voting and investment power.
<F5>
      5 Includes 300 shares of common stock in a Supplemental Retirement Plan to which Mr. Voeks has voting and investment power.
<F6>
      6 Includes 34,900 shares of common stock underlying options granted pursuant to the company's 2000 Stock Incentive Plan.

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

      3.    Exhibits

            Exhibits filed (or to be filed) as a part of this Form 10-K Annual Report are as follows:

   Exhibit Number       Description
      10(i)             Dean W. Voeks
                        Executive Severence Agreement
                        Chorus Communications Group, Ltd.
                        December 3, 1998
      10(ii)            Howard G. Hopeman
                        Executive Severence Agreement
                        Chorus Communications Group, Ltd.
                        December 3, 1998
      10(iii)           Darold J. Londo
                        Executive Severence Agreement
                        Chorus Communications Group, Ltd.
                        December 3, 1998
      10(iv)            Grant B. Spellmeyer
                        Executive Severence Agreement
                        Chorus Communications Group, Ltd.
                        July 9, 1999
      10(v)             Chorus Communications Group, Ltd.
                        Stock Incentive Plan
      21                Subsidiaries of the Registrant
      23                Consent of Deloitte & Touche LLP,
                        Independent Auditors

    Exhibits Incorporated by Reference

       2 Agreement and Plan of Merger by and among Chorus Communications Group, Ltd., Telephone and Data Systems, Inc. and Singer Acquisition Corp., dated as of November 24, 2000 (incorporated by reference to Current Report on Form 8-K, reporting under Exchange Act Section 12(g), filed on November 27, 2000, file No. 000-23443).


       3(i) Articles of Incorporation (incorporated by reference to Form 8-12G, reporting under Exchange Act Section 12(g), filed on December 2, 1997, file No. 000-23443).

       3(ii) By-laws (incorporated by reference to Form 10-K, reporting under Exchange Act Section 12(g), filed on March 30, 1999, file no.000-23443).

       4 Rights Agreement dated as of March 22, 2000 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Current Report on Form 8-K, reporting under Exchange Act Section 12(g), filed on
                        April 5, 2000, file No. 000-23443).



(b)   REPORTS ON FORM 8-K

      On November 27, 2000, Chorus filed a Form 8-K announcing that it has entered into an Agreement and Plan of Merger, dated as of November 24, 2000 by and among the Company, Telephone and Data Systems, Inc. ("TDS") and Singer Acquisition Corp., a wholly-owned subsidiary of TDS.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHORUS COMMUNICATIONS GROUP, LTD.
                                          (Registrant)

Date: March 30, 2001                      By /S/Dean W. Voeks
                                          Dean W. Voeks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/S/Dean W. Voeks            President Chief Executive      March 30, 2001
Dean W. Voeks               Officer and Director
                           (Principal Executive Officer)

/S/Howard G. Hopeman        Executive Vice-President,      March 30, 2001
Howard G. Hopeman           Chief Financial Officer
                            and Treasurer
                           (Principal Financial
                            and Accounting Officer)

/s/Charles Maulbetsch       Director                       March 30, 2001
Charles Maulbetsch

/s/Harold L.(Lee) Swanson   Director                       March 30, 2001
Harold L. (Lee) Swanson


The above signatures include a majority of the signatures of the Board of Directors.

                Schedule II - Valuation and Qualifying Accounts

                       CHORUS COMMUNICATIONS GROUP, LTD.

(In Thousands)

                              Balances at                               Balance
                               Beginning     Charged to                 at End
Description                    of Period       Expense    Writeoffs    of Period

1998
Allowance for uncollectible
  accounts                          11           214         161           64
Inventory reserves                 235            66          26          275


1999
Allowance for uncollectible
   accounts                         64           631         246          449
Inventory reserves                 275           559                      834

2000
Allowance for uncollectible
   accounts                        449           149         292          306
Inventory reserves                 834            69         359          544