Form 10-Q
period 2001-03-31
CHORUS COMMUNICATIONS GROUP LTD
filed 2001-05-15
CIK 1034668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934


  For Quarter ended March 31, 2001       Commission file number 333-23435
                   ----------------


                      CHORUS COMMUNICATIONS GROUP, LTD.
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


                WISCONSIN                                   39-1880843
------------------------------------------            ------------------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)


   8501 Excelsior Drive, Madison, Wisconsin                     53717
----------------------------------------------                ---------
  (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code       (608) 828-2000
                                                   ---------------------------



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of May 1, 2001, there were 5,375,533 shares of Common Stock outstanding.

                     CHORUS COMMUNICATIONS GROUP, LTD.
                      1ST QUARTER REPORT ON FORM 10-Q


                                   INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
             Consolidated Balance Sheets -
                             March 31, 2001 and December 31, 2000

             Consolidated Statements of Operations -
                             Three Months Ended March 31, 2001 and 2000

             Consolidated Statements of Cash Flows -
                             Three Months Ended March 31, 2001 and 2000

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




                                   PART 1

                           FINANCIAL INFORMATION

Item 1. Financial Statements


                     CHORUS COMMUNICATIONS GROUP, LTD.

                        CONSOLIDATED BALANCE SHEETS


                                                           March 31,      December 31,
ASSETS                                                      2001              2000
                                                         -----------      ------------
                                                                 In Thousands


CURRENT ASSETS

    Cash and cash equivalents                           $   2,932            $   3,773
    Temporary investments                                     100                  100
    Accounts receivable
       Due from customers                                   4,243                4,056
       Other, principally connecting
       companies                                            2,232                2,519
    Inventories                                             2,303                2,376
    Cellular limited partnership interests                  3,715                3,715
    Personal communication services license                 3,748                3,748
    Other                                                   1,963                2,022
                                                        ---------            ---------

 Total Current Assets                                      21,236               22,309


PROPERTY, PLANT AND EQUIPMENT, Net                         54,515               55,440


GOODWILL, Net of accumulated amortization of
     $493 and $454, respectively                            1,021                1,060


OTHER                                                       1,704                1,670
                                                        ---------            ---------




   TOTAL ASSETS                                         $  78,476            $  80,479
                                                        =========            =========



                                (UNAUDITED)






                     CHORUS COMMUNICATIONS GROUP, LTD.

                        CONSOLIDATED BALANCE SHEETS




                                                       March  31,       December  31,
LIABILITIES  AND   SHAREHOLDERS' EQUITY                 2001                 2000
                                                       ---------         ------------


                                                           In Thousands Except For
                                                               Share Amounts
CURRENT LIABILITIES

    Current maturities of long-term debt               $   1,596            $   1,593
    Notes payable to banks                                15,988               17,122
    Accounts payable                                       1,647                2,098
    Accrued expenses                                       3,579                3,012
    Other                                                    280                  745
                                                       ---------            ---------
       Total Current Liabilities                          23,090               24,570

LONG-TERM DEBT                                            22,423               22,815

DEFERRED INCOME TAXES                                      2,869                2,869

OTHER LIABILITIES                                          2,090                2,229
                                                       ---------            ---------
       Total Liabilities                                  50,472               52,483
                                                       ---------            ---------

MINORITY INTEREST                                            450                  335
                                                       ---------            ---------

SHAREHOLDERS' EQUITY
    Common stock, no par value;
    authorized 25,000,000 shares;
    issued 5,415,288 shares                               14,797               14,783
    Less treasury stock at cost; 39,755
    and 40,563 shares respectively                          (680)                (694)

    Retained earnings                                     13,437               13,572
                                                       ---------            ---------
        Total Shareholders' Equity                        27,554               27,661
                                                       ---------            ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  78,476            $  80,479
                                                       =========            ==========




See Notes to Consolidated Financial Statements

                                (UNAUDITED)


                     CHORUS COMMUNICATIONS GROUP, LTD.

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended
                                                    ------------------------------------
                                                       March 31,             March 31,
                                                         2001                  2000
                                                    ------------------------------------
                                                           In Thousands Except For
                                                              Per Share Data
REVENUES AND SALES
   Local exchange carrier services                      $   6,714            $   6,766
   System sales and services                                2,055                2,024
   Other services and sales                                 3,393                3,067
                                                        ---------            ---------
      Total Revenues and Sales                             12,162               11,857
                                                        ---------            ---------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                       1,475                1,543
   Cost of local exchange carrier and other services        3,543                2,919
   Selling, general & administrative                        4,629                3,937
   Depreciation & amortization                              2,006                1,657
                                                        ---------            ---------
      Total Operating Costs and Expenses                   11,653               10,056
                                                        ---------            ---------

OPERATING INCOME                                              509                1,801

   Other income                                                48                   82
   Interest expense                                          (780)                (511)
   Minority interest                                           10                    6
                                                        ---------            ---------

(LOSS) INCOME BEFORE INCOME TAXES                            (213)               1,378

INCOME TAX (BENEFIT) EXPENSE                                  (78)                 535
                                                        ---------            ---------

NET (LOSS) INCOME                                       $    (135)           $     843
                                                        =========            =========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE             $   (.025)           $     .16
                                                        =========            =========

Basic weighted average common shares
   outstanding                                              5,376                5,373
                                                        =========            =========

Diluted weighted average common
   shares outstanding                                       5,376                5,373
                                                        =========            =========

Dividends per share                                     $       -            $     .16
                                                        =========            =========


See Notes to Consolidated Financial Statements

                                (UNAUDITED)


                     CHORUS COMMUNICATIONS GROUP, LTD.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                    ----------------------------------
                                                        March 31,            March 31,
                                                           2001                2000
                                                    ----------------------------------
                                                                 In Thousands
OPERATIONS
   Net (loss) income                                    $    (135)           $     843
   Adjustments to reconcile net (loss) income
   to net cash from operations:
      Depreciation and amortization                         2,006                1,657
      Deferred income taxes                                     -                  (17)
      Provision for uncollectible accounts                     12                  (16)
      Changes in current assets and
      current liabilities:
         Receivables                                           88                  454
         Inventories                                           73                   59
         Payables                                            (451)               1,827
         Accrued expenses                                     567                 (332)
   Other                                                     (589)                 235
                                                        ----------             --------
      Net cash from operations                              1,571                4,710
                                                        ----------             --------

INVESTING
   Capital expenditures                                    (1,090)              (4,476)
   Other                                                       48                  41
                                                        ---------            ----------
      Net cash used in investing                           (1,042)              (4,435)
                                                        ---------            ----------

FINANCING
   Net repayment of short-term bank notes                  (1,134)              (1,267)
   Long-term debt repaid                                     (389)                (420)
   Investment from minority interest                          125                    -
   Sale of treasury stock under employee stock plan            28                   28
   Purchase of treasury stock                                   -                  (75)
   Dividends paid                                               -                 (856)
                                                        ---------            ----------
      Net cash used in financing                           (1,370)              (2,590)
                                                        ---------            ----------

Decrease in cash and cash equivalents                        (841)              (2,315)

Cash and cash equivalents:
   Beginning of period                                      3,773                4,078
                                                        ---------            ---------
   End of period                                        $   2,932            $   1,763
                                                        =========            =========

Cash paid during the period:
   Interest                                             $     790            $     519
   Income tax                                           $     137            $     262

See Notes to Consolidated Financial Statements



                                (UNAUDITED)



                     CHORUS COMMUNICATIONS GROUP, LTD.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.       MERGER

As stated in Chorus Comunications Group, Ltd's (the "Company") Form 10K for the year ended December 31, 2000, on November 24, 2000, the Company entered into an Agreement and Plan of Merger with Telephone and Data Systems, Inc. ("TDS") and Singer Acquisition Corp. ("Singer"), a wholly owned subsidiary of TDS, pursuant to which Singer will be merged with and into the Company and the Company will become a wholly owned subsidiary of TDS. Under the merger agreement, each outstanding share of common stock of the Company will be converted into the right to receive from TDS $36.07 per share in cash.

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

2.       BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 2001.

3.       OPERATING SEGMENTS

Chorus organizes its business into three reportable segments: local exchange carrier (LEC) services, system sales and services and Internet services. The LEC services segment provides telephone and data services to customers in local exchanges located in Southern Wisconsin. The system sales and services segment sells, installs and services business telephone systems and computer networks. The Company's Internet segment provides dial up and dedicated Internet services to subscribers in Southern Wisconsin. Chorus also has operations in directory publishing, long distance, and competitive local exchange carrier (CLEC) services that do not meet the quantitative thresholds for reportable segments.



(In Thousands)                                        March 31,           March 31,
                                                        2001                  2000
                                                      --------            ---------
LEC Services

Revenues and sales
  External customers                                    $  6,714             $  6,766
  Intersegment                                               438                  348
Segment profit                                             1,241                1,573


System Sales and Services

Revenues and sales
  External customers                                    $  2,055             $  2,024
  Intersegment                                                34                   58
Segment (loss)                                              (493)                (536)


Internet

Revenues and sales
  External customers                                    $  1,451             $  1,304
  Intersegment                                                11                    -
Segment (loss)                                              (254)                 (66)


Other

Revenues and sales
  External customers                                    $  1,942             $  1,763
  Intersegment                                               768                  407
Segment (loss)                                              (629)                (128)


Total

Revenues and sales
  External customers                                    $ 12,162             $ 11,857
  Intersegment                                             1,251                  813
Segment (loss) profit                                       (135)                 843


4.       CONTINGENCIES

         An industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. In November of 2000, the Public Service Commission of Wisconsin ("PSCW") issued a generic order regarding this compensation. The Company has filed a petition for judicial review of the order. In April of 2001, the FCC adopted an Order announcing the adoption of new rules to clarify the proper inter-carrier compensation for telecommunications traffic delivered to Internet service providers. The Company continues to believe that it is not legally obligated to pay the compensation required under the PSCW order, given the facts and circumstances of its particular contract with TDS. However, if the Company is not successful in it's challenge of this order, the Company might be required to pay up to $0.9 million in reciprocal compensation to TDS for the period August 1, 1998 through March 31, 2001. Due to the uncertainty of this matter, this potential liability is not recorded in the Company's consolidated financial statements at March 31, 2001. See also Part II Item 1 of this Form 10-Q.

5.       RECLASSIFICATION

         Certain amounts previously reported for prior periods have been reclassified to conform to the 2001 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

OVERVIEW

Revenues for Chorus Communication Group, Ltd. and its subsidiaries (Chorus or the Company) increased $0.3 million for the first quarter of 2001 as compared to the first quarter of 2000. The increase was primarily due to growth in the Company's competitive local exchange carrier ("CLEC") and Internet operating revenues.

Operating costs and expenses increased $1.6 million for the first quarter of 2001 as compared to the first quarter of 2000. This was primarily due to costs incurred in servicing the Company's growing CLEC and Internet subscriber base and general growth in the costs of supporting corporate operations.

Interest expense for the first quarter of 2001 was $0.3 million higher than the comparable time period in 2000. This was due to the Company's plant investment in 2000, which resulted in an increased utilization of the Company's short-term lines of credit during 2001.

As a result of the above, Chorus reported a net loss of $0.1 million for the quarter ended March 31, 2001, a decrease of $1.0 million as compared to the same period in 2000.


RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services, system sales and services, and Internet services.


Local Exchange Carrier Services

Local exchange carrier ("LEC") services provide telephone and data services to customers in local exchanges located in Southern Wisconsin. LEC services operating income consisted of the following:

                            For the Quarter Ended March 31,
                            -------------------------------
                                 2001         2000
                                ------       -------
                                     In Thousands

Revenues and Sales              $ 7,152    $ 7,114

Operating Costs and Expenses      4,930      4,392
                                -------    -------

LEC Services Operating Income     2,222      2,722
Intercompany Eliminations           (93)       (49)
                                -------    -------

Operating Income                $ 2,129    $ 2,673
                                =======    =======
Revenues and Sales              $ 7,152    $ 7,114

LEC services revenues are derived from local network services, network access, and other services. Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated service areas. Network access revenues are based on fees charged to exchange carriers that use the LECs' local network to provide long distance service to their customers. Local network services, network access and other services revenues remained relatively level for the first quarter of 2001 as compared to the same time period in 2000.

Operating costs and expenses increased $0.5 million for the first quarter of 2001 as compared to the first quarter of 2000. This was primarily related to increased depreciation expense recorded in 2001 due to increased plant investment made by the Company in 2000, increased engineering and central office labor expenses, due to these costs being capitalized as part of a central office upgrade in 2000, and increased costs in 2001 for local traffic with CLEC providers.


System Sales and Services

This segment sells, installs and services business telephone systems and computer networks.

System sales and services operating income consisted of the following:

                                                For the Quarter Ended March 31,
                                                      2001          2000
                                                     ------        ------
                                                         In Thousands

Revenues and Sales                                   $ 2,089       $ 2,082

Operating Costs and Expenses                           2,720         2,967
                                                     -------       -------

System Sales & Services Operating Loss                  (631)         (885)
Intercompany Eliminations                                 74           156
                                                     -------       -------

Operating Loss                                       $  (557)      $  (729)
                                                       ======        ======



Revenues remained level for the first quarter of 2001 as compared to the first quarter of 2000, while operating expenses declined $0.2 million. The decline in operating expenses was primarily due to a 3.5% improvement in the segment's gross profit margin, as well as a decrease in the company's support personnel.


Internet

This segment provides dial up and dedicated Internet services to subscribers in Southern Wisconsin. Internet operating income consisted of the following:


                                               For the Quarter Ended March 31,
                                                      2001         2000
                                                     ------        ------
                                                       In Thousands

Revenues and Sales                                   $ 1,462    $ 1,304

Operating Costs and Expenses                           1,743      1,357
                                                     -------    -------

Internet Operating Loss                                 (281)       (53)
Intercompany Eliminations                                210         --
                                                     -------    -------
Operating Loss                                       $  ( 71)   $   (53)
                                                     =======    =======


Internet revenues grew by 12% for the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of the growth in the number of subscribers served.


Operating costs and expenses increased $0.4 million for the first quarter of 2001 as compared to the same time period in 2000. The 2001 increase was primarily due to additional expenditures relating to the Company's new technology center becoming operational in late 2000, as well as other costs necessary to service the growth in the Internet subscriber base.

Other Services and Sales

Other services and sales include operations from long distance, CLEC and directory publishing operations. Other services and sales operating income consisted of the following:


                                                                For the Quarter Ended March 31,
                                                                -------------------------------
                                                                     2001        2000
                                                                     ----        ----
                                                                       In Thousands

Revenues and Sales                                                  $ 2,710    $ 2,170

Operating Costs and Expenses                                          3,511      2,153
                                                                    -------    -------

Other Services & Sales Operating (Loss) Income                         (801)        17
Intercompany Eliminations                                              (191)      (107)
                                                                    -------    -------
Operating Loss                                                      $  (992)   $   (90)
                                                                    =======    =======


Revenues from other services and sales increased $0.5 million in the first quarter of 2001 as compared to the first quarter of 2000. An increase in CLEC services was the main contributor to this growth.

Other services and sales operating costs and expenses from other services increased $1.4 million for the first quarter of 2001 as compared to the same time period in 2000. This was primarily due to costs associated with new CLEC operations, which commenced in late 2000.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus has historically required funds primarily for its construction programs, the maturity and retirement of long-term debt, repurchase of Company stock, dividend payments and investments. The capital resources available to meet these requirements were provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first quarter of 2001 was $1.6 million.


INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first quarter of 2001 were $1.1 million.

FINANCING ACTIVITIES

During the first quarter of 2001, Chorus repaid $1.1 million of short-term debt and $0.4 million of long-term debt.

The Company's short-term bank notes of $16.0 million and $12.3 million of its long-term debt are variable rate instruments. The short-term interest rate declined from 10.1% at December 31, 2000 to 7.14% at March 31, 2001. The long-term interest rate declined from 8.45% at December 31, 2000 to 7.65% at April 1, 2001.

In 1999, the Company's Board of Directors authorized management to repurchase shares of Chorus common stock in the open market or through private transactions. Through 2000, the Company repurchased 46,318 shares for $0.8 million. Per the merger agreement signed with TDS, the Company may not redeem, purchase or otherwise acquire additional Chorus shares.

It is anticipated that 2001 capital requirements for Chorus' construction programs and maturity and retirement of long-term debt will be provided for with cash flow from operating activities and the issuance of debt. Per the merger agreement with TDS, the Company may not pay any dividends to its shareholders prior to the consummation of the merger.

At April 24, 2001, Chorus has available unused lines-of-credit of $3.5 million. Chorus has experienced no difficulty in obtaining funds for its construction programs or other purposes. However, reduced earnings and competition could have an adverse effect on Chorus' future ability to obtain funds. In addition, the disposition of wireless investments described in Note 1 to the Consolidated Financial Statements, unless waived or remedied, may constitute a violation of the Company's loan agreement with the Rural Telephone Finance Cooperative.


FORWARD-LOOKING STATEMENTS

Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside our control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: receipt and timing of regulatory and shareholder approvals and the satisfaction of other closing conditions to the merger; materially adverse changes in economic conditions in the markets served by Chorus; acquisitions/divestitures of properties and or licenses; material changes in available technology; federal, state and local regulatory and judicial decisions and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network element and resale rates; the extent, timing, success, and overall effects of competition from others in the markets Chorus currently serves; the timing and profitability of Chorus' entry into new Internet and competitive local exchange markets; and other operational matters and risks and uncertainties listed from time to time in our reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. Chorus assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has debt financial instruments that are sensitive to changes in interest rates. The interest rates on the Company's short-term debt are variable and are tied to the London Interbank Offered Rate or prime, while the interest rate on it's long term debt is tied to the Rural Telephone Finance Cooperative's cost of funds. Market risk is defined as the potential decrease in annual earnings resulting from a hypothetical increase of 10% in the interest rates. Such an increase in rates would result in approximately $0.1 million reductions in earnings. To manage this risk, the Company has maintained a mixture of both variable and fixed interest debt.


                                  PART II.

                             OTHER INFORMATION

Item 1.  Legal Proceedings

An industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. In November of 2000, the Public Service Commission of Wisconsin ("PSCW") issued a generic order regarding this compensation. The Company has filed a petition for judicial review of the order. In April of 2001, the FCC adopted an Order announcing the adoption of new rules to clarify the proper inter-carrier compensation for telecommunications traffic delivered to Internet service providers. The Company continues to believe that it is not legally obligated to pay the compensation required under the PSCW order, given the facts and circumstances of its particular contract with TDS. However, if the Company is not successful in the challenge of this order, the Company might be required to pay up to $0.9 million in reciprocal compensation to TDS for the period August 1, 1998 through March 31, 2001. Due to the uncertainty of this matter, this potential liability is not recorded in the Company's consolidated financial statements at March 31, 2001.


Item 6.  Exhibits and Reports on Form 8-K

(a)       List of Exhibits

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

(b)  Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the first quarter of 2001.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CHORUS COMMUNICATIONS GROUP, LTD.
                                (Registrant)

Date:  May 15, 2001        /s/ Dean W. Voeks
                           ----------------------------------------------------
                           Dean W. Voeks
                           President, Chief Executive Officer and Director

Date:  May 15, 2001        /s/ Howard G. Hopeman
                           ----------------------------------------------------
                           Howard G. Hopeman
                           Executive Vice-President and
                           Chief Financial Officer, and Treasurer