Form 10-Q
period 2001-06-30
CHORUS COMMUNICATIONS GROUP LTD
filed 2001-08-14
CIK 1034668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934


      For Quarter ended June 30, 2001 Commission file number 333-23435
                        --------------                       ---------


                     CHORUS COMMUNICATIONS GROUP, LTD.
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


              WISCONSIN                                      39-1880843
------------------------------------------            ------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


   8501 Excelsior Drive, Madison, Wisconsin                           53717
----------------------------------------------                       ---------
  (Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code       (608) 828-2000
                                                   ---------------------------



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of August 1, 2001, there were 5,375,533 shares of Common Stock outstanding.



                     CHORUS COMMUNICATIONS GROUP, LTD.
                      2ND QUARTER REPORT ON FORM 10-Q


                                   INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
             Consolidated Balance Sheets -
                             June 30, 2001 and December 31, 2000

                Consolidated Statements of Income -
                             Three and Six Months Ended June 30, 2001 and 2000
                      Consolidated Statements of Cash Flow -
                             Six Months Ended June 30, 2001 and 2000

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



                                   PART 1

                           FINANCIAL INFORMATION

Item 1. Financial Statements

                     CHORUS COMMUNICATIONS GROUP, LTD.
                     ---------------------------------
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------

                                                     June 30,      December 31,
                       ASSETS                          2001            2000
                       ------                         ------          ------
                                                          In Thousands

CURRENT ASSETS


    Cash and cash equivalents                       $   3,231       $   3,773
    Temporary investments                                   -             100
    Accounts receivable
       Due from customers                               3,938           4,056
       Other, principally connecting
       companies                                        2,394           2,519
    Inventories                                         2,427           2,376
    Cellular Limited Partnership Interests              3,715           3,715
    Personal Communication Services License             3,748           3,748
    Other                                               2,310           2,022
                                                    ---------       ---------
    Total Current Assets                               21,763          22,309


PROPERTY, PLANT AND EQUIPMENT, Net                     54,393          55,440


GOODWILL, Net of accumulated amortization of
    $532 and $454, respectively                           982           1,060


OTHER                                                   1,705           1,670
                                                    ---------       ---------



TOTAL ASSETS                                        $  78,843       $  80,479
                                                    =========       =========



                                (UNAUDITED)


                     CHORUS COMMUNICATIONS GROUP, LTD.

                        CONSOLIDATED BALANCE SHEETS



                                                    June 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  2001         2000
------------------------------------                --------     ---------
                                                   In Thousands Except For
                                                       Share Amounts
CURRENT LIABILITIES

    Current maturities of long-term debt           $   1,599       $   1,593
    Notes payable to banks                            16,380          17,122
    Accounts payable                                   1,517           2,098
    Accrued expenses                                   3,804           3,012
    Other                                                928             745
                                                   ---------       ---------
       Total Current Liabilities                      24,228          24,570

LONG-TERM DEBT                                        22,025          22,815

DEFERRED INCOME TAXES                                  2,869           2,869

OTHER LIABILITIES                                      2,196           2,229
                                                   ---------       ---------
       Total Liabilities                              51,318          52,483
                                                   ---------       ---------

MINORITY INTEREST                                        442             335
                                                   ---------       ---------

SHAREHOLDERS' EQUITY
    Common stock, no par value;
    authorized 25,000,000 shares;
    issued 5,415,288 shares                           14,797          14,783
    Less treasury stock at cost; 39,755
    and 40,563 shares respectively                      (680)           (694)

    Retained earnings                                 12,966          13,572
                                                   ---------       ---------
        Total Shareholders' Equity                    27,083          27,661
                                                   ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  78,843       $  80,479
                                                   =========       =========


See Notes to Consolidated Financial Statements



                                (UNAUDITED)


                     CHORUS COMMUNICATIONS GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months Ended       Six Months Ended
                                   ------------------------ -------------------
                                      June 30,   June 30,     June 30,  June 30
                                      2001        2000         2001       2000
                                    ----------  ----------- -------------------
                                        In Thousands Except For Per Share Data

REVENUES AND SALES
 Local exchange carrier services      6,582     $  6,305    $ 13,296    13,071
 System sales and services            1,764        1,858       3,819     3,882
 Other services and sales             2,723        2,939       6,116     6,006
                                    -------      -------     -------   -------
    Total Revenues and Sales         11,069       11,102      23,231    22,959
                                    -------      -------     -------   -------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                   1,211        1,448       2,686     2,991
 Cost of services                     2,982        2,652       6,525     5,571
 Selling, general & administrative    4,893        4,527       9,522     8,464
 Depreciation & amortization          2,039        1,683       4,045     3,340
                                    -------      -------     -------   --------
    Total Operating Costs
       and Expenses                  11,125       10,310      22,778    20,366
                                    -------      -------     -------   -------

OPERATING (LOSS) INCOME                 (56)         792         453     2,593
 Other income                            15           11          63        93
 Interest Expense                      (690)        (614)     (1,470)   (1,125)
 Minority Interest                        8           10          18        16
                                    -------      --------    -------   -------

(LOSS) INCOME BEFORE INCOME TAXES      (723)         199        (936)    1,577
 Income tax (benefit) expense          (253)         118        (331)      653
                                    -------     --------     -------   -------

NET (LOSS) INCOME                   $  (470)     $    81     $  (605)  $   924
                                    =======      =======     =======   =======

BASIC AND DILUTED (LOSS) EARNINGS
  PER SHARE                         $  (.09)     $   .01     $  (.11)  $   .17
                                    =======      =======     =======   =======

Average common shares outstanding     5,376        5,372       5,376     5,372
                                    =======      =======     =======   ========

Dividends per share                 $     -      $   .16     $     -   $   .32
                                    =======      =======     =======   =======



See Notes to Consolidated Financial Statements




                                (UNAUDITED)

                     CHORUS COMMUNICATIONS GROUP, LTD.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                    ---------------------------
                                                         June 30,      June 30,
                                                           2001           2000
                                                    ---------------------------
                                                            In Thousands
OPERATIONS
   Net (loss) income                                   $    (605)    $     924
   Adjustments to reconcile net (loss) income
   to net cash from operations:
      Depreciation and amortization                        4,045         3,340
      Deferred income taxes                                    -           (35)
      Provision for uncollectible accounts                    61           (43)
      Changes in current assets and
      current liabilities:
         Receivables                                         182           806
         Inventories                                         (51)         (186)
         Payables                                           (581)         (483)
         Accrued expenses                                    792          (883)
      Other                                                  (68)          146
                                                        --------      --------
      Net cash from operations                             3,775         3,586
                                                        --------      --------

INVESTING
   Capital expenditures                                   (2,990)       (7,540)
   Net decrease in short-term investments                    100             -
   Other                                                      71            56
                                                        --------      --------
      Net cash used in investing                          (2,819)       (7,484)
                                                        ---------     --------

FINANCING
   Net borrowing (repayment) of short-term bank notes       (742)        4,065
   Long-term debt issued                                       -         5,000
   Long-term debt repaid                                    (784)       (5,719)
   Sale of treasury stock under employee stock plan           28            49
   Purchase of treasury stock                                  -           (75)
   Dividends paid                                              -        (1,720)
                                                        --------      --------
      Net cash (used in) provided by financing            (1,498)        1,600
                                                        --------      --------

Decrease in cash and cash equivalents                       (542)       (2,298)

Cash and cash equivalents:
   Beginning of period                                     3,773         4,078
                                                        --------     ---------
   End of period                                        $  3,231     $   1,780
                                                        ========     =========

Cash paid during the period:
   Interest                                            $   1,491     $   1,184
   Income tax                                          $     303     $     742

See Notes to Consolidated Financial Statements

                                (UNAUDITED)
                                -----------
                     CHORUS COMMUNICATIONS GROUP, LTD.
                     ---------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                (UNAUDITED)

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

         Consummation of the merger is subject to a number of conditions including, among others, (i) receipt of required governmental approvals, except as would not be expected to have a material adverse effect on TDS or its subsidiaries and (ii) each party's compliance with its agreements under the merger agreement, including the disposition of certain of Chorus' wireless properties. On August 10, 2001, the FCC granted its approval of the proposed merger with TDS. The Merger Agreement with TDS provides that TDS need not consummate the merger until the 40 day review and appeal period applicable to these types of orders has expired. Another condition of the merger agreement was the approval of the merger agreement by the requisite vote of Chorus shareholders, which was obtainted at a special shareholder meeting on June 5, 2001.

         On June 13, 2001, Chorus, TDS and Singer entered into an Amendment No. 1 to Agreement and Plan of Merger, which extends the date by which the transactions must be consumated from September 29, 2001 to December 31, 2001.

2.       BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

         In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 2001.
3.       OPERATING SEGMENTS

         Chorus organizes its business into three reportable segments: local exchange carrier (LEC) services, system sales and services and Internet services. The LEC services segment provides telephone and data services to customers in local exchanges located in Southern Wisconsin. The system sales and services segment sells, installs and services business telephone systems, and computer networks. The Company's Internet segment provides dialup and dedicated Internet services to subscribers in Southern Wisconsin. Chorus also has operations in directory publishing, long distance, and competitive local exchange (CLEC) services, that do not meet the quantitative thresholds for reportable segments.

(In Thousands)                   Three Months Ended        Six Months Ended
                                 ------------------        ----------------
                                 June 30,   June 30,       June 30,  June 30,
                                   2001      2000            2001      2000
                                   ----      ----            ----      ----

LEC Services

Revenues and sales
  External customers            $ 6,582      $ 6,305     $ 13,296    $ 13,071
  Intersegment                      472          413          910         761
Segment profit                    1,023        1,211        2,264       2,784

System Sales and Services

Revenues and sales
  External customers            $ 1,764      $ 1,858      $ 3,819    $  3,882
  Intersegment                       33           13           67          71
Segment (loss)                     (461)        (667)        (954)     (1,203)

Internet

Revenues and sales
  External customers            $ 1,488      $ 1,324      $ 2,939     $ 2,628
  Intersegment                       11           17           22          17
Segment (loss)                      (74)         (76)        (328)       (131)

Other

Revenues and sales
  External customers            $ 1,235      $ 1,615      $ 3,177    $  3,378
  Intersegment                      768          312        1,536         719
Segment (loss)                     (958)        (387)      (1,587)       (526)

Total

Revenues and sales
  External customers           $ 11,069     $ 11,102     $ 23,231    $ 22,959
  Intersegment                    1,284          755        2,535       1,568
Segment (loss) profit              (470)          81         (605)        924



4.    CONTINGENCIES

         An industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. In November of 2000, the Public Service Commission of Wisconsin ("PSCW") issued a generic order regarding this compensation. The Company has filed a petition for judicial review of the order. In April of 2001, the FCC adopted an Order announcing the adoption of new rules to clarify the proper inter-carrier compensation for telecommunications traffic delivered to Internet service providers. The Company continues to believe that it is not legally obligated to pay the compensation required under the PSCW order, given the facts and circumstances of its particular contract with TDS. However, if the Company is not successful in it's challenge of this order, the Company might be required to pay up to $1.0 million in reciprocal compensation to TDS for the period August 1, 1998 through June 30, 2001. Due to the uncertainty of this matter, this potential liability is not recorded in the Company's consolidated financial statements at June 30, 2001.


5.    NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase business combinations completed prior to June 30, 2001. SFAS No. 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 142 and it has not determined the impact SFAS no. 142 will have on its consolidated financial statements.

6.    RECLASSIFICATION

         Certain amounts previously reported have been reclassified to conform to the current presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

OVERVIEW

Revenues for Chorus Communications Group, Ltd. and its subsidiaries (Chorus or the Company) remained level for the three months period ended June 30, 2001, while increasing $0.3 million for the six month period ended June 30, 2001, both as compared to similar periods in 2000. The increase for the six months was primarily due to an increase in local exchange carrier (LEC) revenues.

Operating costs and expenses increased $0.8 million and $2.4 million for the three and six months ended June 30, 2001 as compared to similar periods in 2000. This was primarily due to costs incurred in servicing the Company's growing CLEC business and general growth of supporting corporate operations. Additionally, merger related costs of $0.6 million were incurred during the first six months of 2001. These increases were partially offset by a decline in the cost of goods sold related to the Company's system sales and services.

Interest expense for the three and six months ended June 30, 2001 was $0.1 and $0.3 million higher than comparable periods in 2000. This was due to the Company's plant investment in 2000, which resulted in an increased utilization of the Company's short-term lines of credit during 2001.

As a result of the above, Chorus incurred a net loss of $0.5 and $0.6 million for the three and six months ended June 30, 2001 as compared to a net income of $0.1 and $0.9 million for similar periods in 2000.


RESULTS OF OPERATIONS OF THE BUSINESS SEGMENT

Chorus' primary operations are local exchange carrier services, system sales and services and Internet services.

Local Exchange Carrier Services

LEC services provide telephone and data services to customers in local exchanges located in Southern Wisconsin. LEC services operating income consisted of the following:

(In Thousands)                       THREE MONTHS ENDED  SIX MONTHS ENDED
                                     ------------------  ----------------
                                    JUNE 30,  JUNE 30,    JUNE 30,  JUNE 30,
                                      2001      2000        2001      2000
                                      ----      ----        ----      ----

Revenues and Sales                $  7,054     $ 6,718   $ 14,206   $ 13,832
Operating Costs and Expenses         5,171       4,439     10,101      8,831
                                   -------     -------    -------    -------
LEC Services Operating Income        1,883       2,279      4,105      5,001
Intercompany Eliminations             (368)       (237)      (461)      (286)
                                   -------     -------    -------   --------

Operating Income                  $  1,515     $ 2,042   $  3,644   $  4,715
                                   =======     =======    =======    =======





LEC services revenues are derived from local network services, network access, and other services.

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated service areas. Local service revenues increased $0.2 million and $0.1 million for the three and six months ended June 30, 2001 as compared to 2000. This was primarily due to a 2.3% increase in the number of access lines served by the Company from June of 2000 to June of 2001.

Network access revenues are based on fees charged to exchange carriers that use the LEC's local network to provide long distance service to their customers. Networks access revenues increased $0.2 and $0.3 million for the three and six months ended June 30, 2001 as compared to similar periods in 2000. This was primarily due to an increase in the number of special access circuits provided.

Operating costs increased $0.7 million and $1.3 million for the three and six month periods ended June 30, 2001 as compared to similar periods in 2000. This was primarily related to increased depreciation expense recorded in 2001 due to the Company's plant investment in 2000, and an increase in engineering and central office labor expenses, due to these costs being capitalized as part of the CLEC central office installation in 2000. Additionally the Company recorded increased expenditures related to promotional efforts in 2001, as well as the general growth in corporate operations.

System Sales and Services

This segment sells, installs and services business telephone systems and computer networks.

System sales and services operating income consisted of the following:

(In Thousands)                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                  ------------------       ----------------
                                 JUNE 30,  JUNE 30,        JUNE 30,   JUNE 30,
                                   2001      2000           2001       2000
                                   ----      ----           ----       ----

Revenues and Sales             $  1,797     $  1,871     $  3,886    $  3,953
Operating Costs and Expenses      2,476        2,750        5,196       5,717
                                -------      -------      -------     -------
System Sales and Services
  Operating (Loss)                 (679)        (879)      (1,310)     (1,764)
Intercompany Eliminations           137          212          211         368
                                -------      -------      -------     -------
Operating (Loss)              $    (542)    $   (667)    $ (1,099)   $ (1,396)
                                =======      =======      =======     =======


Revenues remained level for the first and second quarter of 2001 as compared to the similar periods of 2000, while operating expenses declined $0.3 and $0.5 million. The decline in operating expenses was primarily due to an improvement in profit margin on sales, as well as a decrease in the company's support personnel.



Internet

This segment provides dial up and dedicated Internet services to subscribers in Southern Wisconsin. Internet operating revenues consisted of the following:


(In Thousands)                    THREE MONTHS ENDED       SIX MONTHS END
                                  ------------------       --------------
                                  JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                                    2001       2000        2001       2000
                                    ----       ----        ----       ----

Revenues and Sales             $  1,499      $  1,341    $  2,961   $  2,645
Operating Costs and Expenses      1,508         1,374       3,251   $  2,727
                                -------       -------     -------    -------

Internet Operating (Loss)            (9)          (33)       (290)       (82)
Intercompany Eliminations           206           (17)        416        (17)
                                -------       --------    -------     ------
Operating Income (Loss)        $    197      $    (50)   $    126    $   (99)
                                =======       =======     =======     ======


Internet revenues grew $0.2 million and $0.3 million for the three and six months ended June 30, 2001 as compared to similar periods in 2000. The growth was primarily the result of a $4 monthly rate increase on dialup accounts, which went into effect in June of 2001, as well as a 5.5% growth in number of subscribers served.

Operating costs and expenses increased $0.1 million and $0.5 million for the three and six month periods ended June 30, 2001 as compared to similar periods in 2000. This was primarily due to additional expenditures relating to the Company's new technology center becoming operational in late 2000, as well as other costs necessary to service the growth in the Internet subscriber base.

Other Services and Sales

Other services and sales include operations from long distance, competitive local exchange carrier and directory publishing operations. Other services and sales operating income consisted of the following:


(In Thousands)                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                    ------------------      ----------------
                                    JUNE 30,   JUNE 30,    JUNE 30,  JUNE 30,
                                      2001       2000        2001      2000
                                      ----       ----        ----      ----

Revenues and Sales               $  2,003    $  1,927    $  4,713    $  4,097
Operating Costs and Expenses        3,254       2,502       6,765       4,659
                                  -------     -------     -------     -------
Other Services and Sales
  Operating (Loss)                 (1,251)       (575)     (2,052)       (562)
Intercompany Eliminations              25          42        (166)        (65)
                                  -------     -------     -------     -------
Operating (Loss)                 $ (1,226)   $   (533)   $ (2,218)   $   (627)
                                  ========    ========    ========    ========


Revenue from other services and sales increased $0.1 million and $0.6 million for the three and six months ended June 30, 2001, as compared to the same time period in 2000. This was primarily due to the growth in the Company's CLEC business.

Operating costs and expenses increased $0.8 million and $2.1 million for the three and six month periods ended June 30, 2001 as compared to similar periods in 2000. This was due primarily to costs associated with the new CLEC operating facilities placed in service in 2000 as well as $0.6 million in merger related expenses.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Chorus has historically required funds primarily for its construction programs, the maturity and retirement of long-term debt, repurchase of Company stock, dividend payments and investments. The capital resources available to meet these requirements are provided through operating and financing activities. Net cash from operating activities of Chorus and its subsidiaries for the first six months of 2001 was $3.8 million.


INVESTING ACTIVITIES AND CAPITAL REQUIREMENTS

The primary capital requirement of Chorus has historically consisted of expenditures under its construction program. Total construction expenditures for the first six months of 2001 were $3.0 million.

FINANCING ACTIVITIES

During the first half of 2001, Chorus repaid a net $0.7 million of short-term debt and $0.8 million on long-term debt. The Company's short-term debt of $16.4 million and $12.1 million of its long-term debt are variable rate instruments. The short-term interest rate declined from 10.1% at December 31, 2000, to 6.2% at June 30, 2001. The long-term rate declined from 8.4% at December 31, 2000 to 6.8% at June 30, 2001.

In 1999, the Company's Board of Directors authorized management to repurchase shares of Chorus common stock in the open market or through private transactions. Through 2000, the Company repurchased 46,318 shares for $0.8 million. Per the merger agreement with TDS, the Company may not redeem, purchase or otherwise acquire additional Chorus shares.

It is anticipated that the 2001 capital requirements for Chorus' construction programs and the maturity and retirement of its long-term debt will be provided for with cash flow from operating activities and the issuance of short-term debt. Per the agreement with TDS, the Company may not pay any dividends to its shareholders prior to consummation of the merger.

At July 20, 2001, Chorus had available unused lines of credit of $4.0 million. Chorus has not experienced difficulty in obtaining funds for its construction programs or other purposes. However, reduced earnings and competition could have an adverse effect on Chorus' future ability to obtain funds. In addition, the disposition of wireless investments described in Note 1 to the Consolidated Financial Statements, unless waived or remedied, may constitute a violation of the Company's loan agreement with the Rural Telephone Finance Cooperative.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase business combinations completed prior to June 30, 2001. SFAS No. 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's consolidated balance sheet as of that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 142 and it has not determined the impact SFAS no. 142 will have on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside our control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: receipt and timing of regulatory approvals and the satisfaction of other closing conditions to the merger; materially adverse changes in economic conditions in the markets served by Chorus; acquisitions/divestitures of properties and or licenses; material changes in available technology; federal, state and local regulatory and judicial decisions and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, and unbundled network element and resale rates; the extent, timing, success, and overall effects of competition from others in the markets Chorus currently serves; the timing and profitability of Chorus' entry into new Internet and competitive local exchange markets; and other operational matters and risks and uncertainties listed from time to time in our reports to the SEC. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. Chorus assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates.

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




                                  PART II.

                             OTHER INFORMATION

Item 1.  Legal Proceedings

An industry controversy exists concerning incumbent LEC liability for reciprocal compensation on certain calling activity with Internet providers. In November of 2000, the Public Service Commission of Wisconsin ("PSCW") issued a generic order regarding this compensation. The Company has filed a petition for judicial review of the order. In April of 2001, the FCC adopted an Order announcing the adoption of new rules to clarify the proper inter-carrier compensation for telecommunications traffic delivered to Internet service providers. The Company continues to believe that it is not legally obligated to pay the compensation required under the PSCW order, given the facts and circumstances of its particular contract with TDS. However, if the Company is not successful in the challenge of this order, the Company might be required to pay up to $1.0 million in reciprocal compensation to TDS for the period August 1, 1998 through June 30, 2001. Due to the uncertainty of this matter, this potential liability is not recorded in the Company's consolidated financial statements at June 30, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

At a special meeting held on June 5, 2001, the shareholders of the Company voted and approved the Agreement and Plan of Merger between the Company and Telephone and Data Systems, Inc. The vote was as follows:

                   Vote                 % of outstanding shares
                   ----                 -----------------------

                   Voted for            73.8%
                   Voted against         4.8%
                   Abstain               0.8%
                   Not Voted            20.6%

Item 6.  Exhibits and Reports on Form 8-K


(a)      List of Exhibits

         2(i) Agreement and Plan of Merger by and among Chorus Communications Group, Ltd., Telephone and Data Systems, Inc. and Singer Acquisition Corp., dated as of November 24, 2000 (incorporated by reference to Current Report on Form 8-K, reporting under Exchange Act Section 12(g), filed on November 27, 2000, file No. 000-23443).

         2(ii)    Amendment No. 1 to Agreement and Plan of Merger
                  (incorporated by reference to current Report of Form 8-K, reporting under Exchange Act section 12(g), filed June 13, 2001, file no. 000-23443)

         3(i) Articles of Incorporation (incorporated by reference to Form 8-12G, reporting under Exchange Act Section 12(g), filed on December 2, 1997, file No. 000-23443).

         3(ii) By-laws (incorporated by reference to Form 10-K, reporting under Exchange Act Section 12(g), filed on March 30, 1999, file no. 000-23443).

         4(i) Rights Agreement dated as of March 22, 2000 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Current Report on Form 8-K, reporting under Exchange Act Section 12(g), filed on April 5, 2000, file No. 000-23443).

(b)  Reports on Form 8-K

  On June 6, 2001, Chorus filed a Form 8-K reporting that the Company had issued a press release announcing that its shareholders had approved the proposed merger between Chorus, Telephone and Data Systems, Inc. at a special meeting held on June 5, 2001.

  On June 13, 2001, Chorus filed a Form 8-K reporting that the Company and Telephone Data Systems, Inc. had entered into Amendment No.1 to Agreement and Plan of Merger, which extends the date by which the merger must be consumated from September 29, 2001 to December 31, 2001.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CHORUS COMMUNICATIONS GROUP, LTD.
                                    ----------------------------------
                                             (Registrant)

Date:  August 13, 2001     /s/ Dean W. Voeks
                           -----------------
                           Dean W. Voeks
                           President, Chief Executive Officer and Director

Date:  August 13, 2001     /s/ Howard G. Hopeman
                           ---------------------
                           Howard G. Hopeman
                           Executive Vice-President, Chief Financial Officer
                           and Treasurer